Form 10-Q
period 2008-09-30
Dragon's Lair Holdings, Inc.
filed 2008-11-14
CIK 1433605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-53439
____________________________

DRAGON’S LAIR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	26-1427633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

785 NE 83rd Terrace Miami, Florida	33138
(Address of principal executive offices)	(Zip Code)

(786) 554-2771
(Issuer’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer                 ☐                                                                    Accelerated filer                            ☐
           Non-accelerated filer                   ☐                                                                  Smaller reporting company           ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 30, 2008

Common Stock, no par value per share	6,138,278 shares

DRAGON’S LAIR HOLDINGS, INC.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
CURRENT ASSETS:
aCash and equivalents	$909	$11,200
Inventory	402	533
Total Current Assets	1,311	11,733

FIXED ASSETS:
Equipment, net	470	-

OTHER ASSETS:
License, net	960	1,140

Total Assets	$2,741	$12,873

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$4,424	$1,469
Total Liabilities	4,424	1,469

SHAREHOLDERS' EQUITY:
Preferred stock (50,000,000 authorized;
par value $.001; none issued and outstanding)	$-
Common stock (100,000,000 shares authorized;
no par value; 6,138,278 and 6,038,278 issued and outstanding, respectively)	16,941	12,933
Deficit accumulated during the development stage	(18,624)	(1,529)
Total Shareholders' Equity	(1,683)	11,404

Total Liabilities and Shareholders' Equity	$2,741	$12,873

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

			Cumulative from
	For the three months ended September 30, 2008	For the nine months ended September 30, 2008	October 4, 2007 (Inception)
			through September 30, 2008

Net Sales	$1,242	$1,242	$1,242

Cost of Sales	131	131	131

Gross Profit	1,111	1,111	1,111

Expenses:
Amortization	60	180	240
Depreciation	25	25	25
General and Administrative	8,730	18,002	19,470

Total Expenses	(8,815)	(18,207)	(19,735)

Net (loss) before Income Taxes	(7,704)	(17,096)	(18,624)

Provision for Income Taxes	-	-	-

Net (loss)	$(7,704)	$(17,096)	$(18,624)

Basic and diluted net loss per common share	$-	$-

Weighted average number of common shares outstanding	6,138,278	6,090,476

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Cumulative from
	For the nine months ended September 30, 2008	October 4, 2007 (Inception)
		through September 30, 2008
OPERATING ACTIVITIES:
Net loss	$(17,096)	$(18,624)
Issuance of common stock for services	4,008	4,008
Increase in amortization	180	240
Increase in depreciation	25	25
(Increase) decrease in inventory	131	(402)
Increase in accounts payable	2,956	4,424

Net cash used in operating activities	(9,796)	(10,329)

INVESTING ACTIVITIES:
Increase in Equipment	(495)	(495)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	11,733

NET INCREASE IN CASH	(10,291)	909

CASH BEGINNING BALANCE	11,200	-

CASH ENDING BALANCE	$909	$909

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Issuance of common stock for license	$-	$1,200

DRAGON’S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period October 4, 2007 (Inception) through December 31, 2007 and the six months ended June 30, 2008 were filed on September 16, 2008 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008 and for the period October 4, 2007 (Inception) through September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

NOTE 2 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

Description of Business

Dragon’s Lair Holdings, Inc., a Florida corporation (the “Company”, “we”, “us” and “our”), was incorporated on October 4, 2007, and conducts is operations through its sole operating subsidiary, Dragon’s Lair Health Products, Inc., a Florida corporation, which was incorporated on October 5, 2007.  Our company structure is set forth in the following chart:

DRAGON’S LAIR HOLDINGS, INC. a Florida corporation

DRAGON’S LAIR HEALTH PRODUCTS, INC. a Florida corporation (100% Owned Subsidiary)

Our Company is a provider of personal care products by means of a network of direct sales consultants, which is in the development stage.  Our business strategy is to provide quality products, operate at a profit and enable our direct sales consultants to operate at a profit.  In July, 2008, the Company commenced providing our first product, the Sore-Eez™ Chinese herbal body liniment.

Our principal executive office is located at 785 N.E. 83rd Terrace, Miami, FL  33138.  Our telephone number is (786) 554-2771, and our company website is www.sore-eez.com.  Our fiscal year ends on December 31st.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company. The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principals in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its sole subsidiary. All material inter-company balances and transactions have been eliminated.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of the Series A Convertible Preferred Stock in this offering, (2) the sale of the Sore-Eez™ Chinese herbal body liniment and other product candidates, (3) loans from Talles Investments, Inc. to meet its minimal operating expenses, and (4) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  In order to minimize the financial burden on the Company, Talles Investments, Inc., the Company’s majority shareholder, has agreed to provide non-interest bearing demand loans to the Company to pay the Company’s annual audit fees, filing costs, legal fees and other costs as long as the Board of Directors of the Company and Talles Investments, Inc. deem it necessary.  The Company will account for each such payment as a demand loan and, accordingly, be recorded as a current liability on the Company’s books.  There can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Development Stage Risk

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained.  Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis, and include finished goods.

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred;

•	Price is fixed or determinable; and

•	Collectibility is reasonably assured.

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the period from October 4, 2007 (inception) to December 31, 2007 the Company recognized no revenues.  In July, 2008, the Company commenced providing our first product, the Sore-Eez™ Chinese herbal body liniment.  For the period from January 1, 2008 to September 30, 2008, the Company recognized revenues in the amount of $1,242.

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, "Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

Intangible Assets

Intangible assets consist of a license agreement which is recorded at cost and amortized over a straight-line basis.  The amortization expense for the periods from October 4, 2007 (inception) to December 31, 2007 and from January 1, 2008 to September 30, 2008 was $60 and $180, respectively.  The value of the license was determined to be the legal costs to create the license, which was $1,200, as there were no other out-of-pocket costs for the license or the development of the recipe.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the periods from October 4, 2007 (inception) to December 31, 2007 and January 1, 2008 to September 30, 2008, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Share Based Payments

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

Effective for the year ended December 31, 2007, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

NOTE 4 - EQUITY TRANSACTIONS

On October 4, 2007 (inception), the Company issued 975,000 shares of common stock for the purchase of the license to manufacture, distribute and sell, the Sore-Eez™ Chinese herbal liniment, its initial product, from Yamit Lemoine.  The value of the license was determined to be the legal costs to create the license, which was $1,200, as there were no other out-of-pocket costs for the license or the development of the recipe.

On November 4, 2007, the Company issued 5,000,000 shares of common stock to an investor for cash in the amount of $11,100.

On December 31, 2007, the Company issued 63,278 shares of common stock to an investor for cash in the amount of $633.

On March 27, 2008, the Company issued 100,000 shares of common stock to directors for services rendered at a value of $4,008.

NOTE 5 – INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	September 30,	December 31,
	2008	2007
Income tax expense (asset) at statutory rate	$(371)	$(371)
Valuation allowance	371	371

Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	September 30,	December 31,
	2008	2007
NOL Carryover	$18,624	$1,529
Valuation allowance	(18,624)	(1,529)
Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for the nine month period ended September 30, 2008 were $18,624, and for federal income tax reporting purposes are subject to annual limitations. Should a change in our ownership occur the net operating loss carry forwards may be limited as to their use in future years.

NOTE 6 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2008, respectively, the Company had no amounts in excess of the FDIC insured limit.

NOTE 7 - LICENSE AGREEMENT

We have entered into a license agreement with Yamit Lemoine, a significant shareholder and the wife of our chief executive officer, which grants us a license for a term five (5) years until at least October 4, 2012 for the exclusive worldwide use of the Sore-Eez™ Chinese herbal liniment recipe and, perpetually, thereafter, if we have generated at least $400,000 from the sale of products based on the Sore-Eez™ Chinese herbal liniment recipe on or prior to such date.  Pursuant to this license agreement, we are required to exercise our best efforts to undertake and maintain the commercial scale production, marketing and distribution of products embodying the subject matter of the Sore-Eez™ Chinese herbal liniment recipe.  We may not sublicense or assign any of our rights under the license agreement.

On October 4, 2007, the date of our inception, we issued 975,000 shares of our restricted common stock to Yamit Lemoine, for a purchase price of $0.0012308 per share, for the license to the Sore-Eez™ Chinese herbal liniment recipe.  The value of the license was determined to be the legal costs to create the license, which was $1,200, as there were no other out-of-pocket costs for the license or the development of the recipe.  We do not have any future payments obligations to Yamit Lemoine under the license agreement.

The license will be amortized over five years using the straight line method.  Yamit Lemoine may terminate this license agreement in the event that we have not recognized revenues of at least $400,000 from the sale of products based on the Sore-Eez™ Chinese herbal liniment recipe by October 4, 2012. We have not achieved this level of sales as of September 30, 2008, so the license remains subject to termination by the licensor at the end of such period.

The estimated amortization expense over the next five years is as follows:

Year Ending December 31
2007	$60
2008	$240
2009	240
2010	240
2011	240
2012	180
$1,200

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

Our Company is a provider of personal care products by means of a network of direct sales consultants, which is in the development stage.  Our business strategy is to provide quality products, operate at a profit and enable our direct sales consultants to operate at a profit.  In July, 2008, we commenced providing to the marketplace our first product, the Sore-Eez™ Chinese herbal body liniment.  Our primary focus over the course of the next 12 months will be to concentrate our efforts on introducing the Sore-Eez™ Chinese herbal liniment and other product candidates to the marketplace, producing inventory for sale and implementing our business plans, including recruiting and training of a network of direct sales consultants.

Management believes that we will require a minimum of $50,000 of available capital to support our operations for the next 12 months.  If such capital does not become available from the proceeds of the Company’s initial public offering, the sale of the Sore-Eez™ Chinese herbal liniment and other product candidates or other sources, we will continue development stage operations for the next 12 months with available cash on hand.  We may require additional debt or equity financing and there can be no assurance that such additional financing will be available, or if available, can be obtained on satisfactory terms. To the extent that any such financing involves our equity securities, the interests of our then existing shareholders, including the investors in the Company’s initial public offering, could be substantially diluted.  Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.  In the event that we do not have sufficient capital to support our operations, we may have to liquidate or curtain our operations.

Our chief executive officer provides daily management of our company. We intend to engage employees and service providers for services, as the need may arise for services, including computer systems, marketing, advertising, public relations, cash management, collections, accounting and administration.

As a public company, we are subject to certain reporting and other compliance requirements involving certain costs for such compliance, which private companies may not choose to make. We have identified such costs as being primarily for audits, legal advice, filing expenses and shareholder communications and estimate the cost to be approximately $30,000 for the next twelve months. We expect to pay such costs from a combination of cash on hand ($909 as of September 30, 2008), the proceeds of the Company’s initial public offering, loans from our majority shareholder, Talles Investments, Inc., and cash generated by product sales.  We expect our initial operating expenses will be paid for by utilization of some of the proceeds of the Company’s initial public offering, cash flows generated from product sales and loans from our majority shareholder, Talles Investments, Inc.  In addition, we will incur throughout the year transfer agent fees, investor relations and general office and administrative expenses.

Results of Operations

We are a development stage company and have incurred losses of $18,624 as of September 30, 2008.  In July, 2008, we commenced providing to the marketplace our first product, the Sore-Eez™ Chinese herbal body liniment, and have generated revenues of $1,242 as of September 30, 2008.  All of our revenues have come from the sale of the Sore-Eez™ Chinese herbal body liniment and from no other sources.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of September 30, 2008:

Cash and cash equivalents	$909
Working capital deficit	(3,113)
Total assets	2,741
Total liabilities	4,424
Total shareholders’ deficiency	(1,683)

During the period October 4, 2007 (inception) through December 31, 2007 compared to the nine months ended September 30, 2008, working capital decreased from a surplus of $10,264 to a deficit of $3,113. The primary reason for the decrease was the decrease in cash of $10,291, which was primarily due to the costs associated with the Company’s initial public offering.

Cash Flows from Operating Activities
We have not generated positive cash flows from operating activities.  Operating expenditures during the current period included general and administrative costs, depreciation expense and amortization expense.  During the period October 4, 2007 (inception) through December 31, 2007 compared to the nine months ended September 30, 2008, cash used in operating activities increased from $533 to $9,796.  The primary reason for the decrease was due to the costs associated with the Company’s initial public offering.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the period from October 4, 2007, our inception, through December 31, 2007.  During the nine months ended September 30, 2008, the Company’s cash flows from investing activities increased $495 due to the purchase of an herb grinder on June 25, 2008.  Except for the herb grinder, we currently do not plan to acquire any other significant equipment in fiscal 2008.

Cash Flows from Financing Activities

We have financed our operations from the issuance of shares of our common stock.  Net cash provided by financing activities for the period from October 4, 2007, our inception, through December 31, 2007 and the nine months ended September 30, 2008 was $11,733 and $0, respectively.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, product sales, loans from our majority shareholder, Talles Investments, Inc., and further issuances of securities, if any. Our working capital requirements are expected to increase in line with the growth of our business.

Our future capital requirements will depend on many factors, including our sales growth, market acceptance of our existing and future products, the amount and timing of our research and development expenditures, the timing of our introduction of new products, the expansion of our sales and marketing efforts and working capital needs. We expect our long-term liquidity needs to consist primarily of working capital and capital expenditure requirements.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our consolidated financial statements.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires our sole officer and director to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Going Concern

Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this prospectus.  The Company commenced operations on October 4, 2007 and has realized minimal revenues and operated at a loss since inception. As at September 30, 2008, the Company has an accumulated deficit of $18,624.  Existing cash resources are currently not expected to provide sufficient funds through the upcoming year, and the capital expenditures required to achieve planned principal operations may be substantial.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay our liabilities. To date, we have operated at a loss and remained in business through the issuance of shares of our common stock.  There can be no assurance that we will operate at a profit or additional debt or equity financing will be available, or if available, can be obtained on satisfactory terms.

Material Commitments

There were no material commitments for the period from October 4, 2007, our inception, through December 31, 2007 and the three and nine months ended September 30, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are not subject to risks related to foreign currency exchange rate fluctuations.  Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of September 30, 2008 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of September 30, 2008.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Michel Lemoine
President, Secretary, Treasurer and Director

PART II OTHER INFORMATION

Item 6.  Exhibits

(a)                 Exhibits

Exhibit 31.1	302 Certification – Michel Lemoine
Exhibit 32.1	906 Certification – Michel Lemoine

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRAGON’S LAIR HOLDINGS, INC.

DATE: November 14, 2008	By:	/s/ Michel Lemoine
Michel Lemoine
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)

Dragon’s Lair Holdings, Inc.

Index to Exhibits

Exhibit Number	Description
Exhibit 31.1	302 Certification – Michel Lemoine
Exhibit 32.1	906 Certification – Michel Lemoine