Form 10-Q/A
period 2008-09-30
Dragon's Lair Holdings, Inc.
filed 2009-01-06
CIK 1433605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common Stock, no par value per share	6,138,278 shares

DRAGON’S LAIR HOLDINGS, INC.

EXPLANATORY NOTE

Dragon’s Lair Holdings, Inc. is hereby amending this report on Form 10-Q for the quarterly period ended September 30, 2008 to indicate on the cover page that it is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and equivalents	$909	$11,200
Inventory	402	533
Total Current Assets	1,311	11,733

FIXED ASSETS:
Equipment, net	470	-

OTHER ASSETS:
License, net	960	1,140

Total Assets	$2,741	$12,873

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$4,424	$1,469
Total Liabilities	4,424	1,469

SHAREHOLDERS' EQUITY:
Preferred stock (50,000,000 authorized;
par value $.001; none issued and outstanding)	$-
Common stock (100,000,000 shares authorized;
no par value; 6,138,278 and 6,038,278 issued and outstanding, respectively)	16,941	12,933
Deficit accumulated during the development stage	(18,624)	(1,529)
Total Shareholders' Equity (Deficiency)	(1,683)	11,404

Total Liabilities and Shareholders' Equity	$2,741	$12,873

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

DRAGON’S LAIR HOLDINGS, INC.

DATE: January 6, 2009	By:	/s/ Michel Lemoine
Michel Lemoine
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)

Dragon’s Lair Holdings, Inc.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Michel Lemoine
Exhibit 32.1	906 Certification – Michel Lemoine