Form 10-K
period 2008-12-31
Dragon's Lair Holdings, Inc.
filed 2009-03-31
CIK 1433605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  0-52202

Dragon’s Lair Holdings, Inc.
(Exact name of registrant as specified in its charter)

Florida	26-1427633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

785 NE 83rd Terrace
Miami, Florida  33138
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (786) 554-2771

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer                                                                                     Accelerated filer
           Non-accelerated filer                                                                                     Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates was $67,800, based on the conversion price of a share of Common Stock on December 11, 2008, which was sold in the registrant’s initial public offering.  Shares of Common Stock known by the registrant to be beneficially owned as of March 15, 2009 by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

At March 15, 2009, there were 7,901,078 shares of the registrant’s Common Stock issued and outstanding.

Dragon’s Lair Holdings, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2008

 Explanatory Notes

In this Annual Report on Form 10-K, Dragon’s Lair Holdings, Inc. is sometimes referred to as the “Company”, “we”, “our” or “The Dragon’s Lair” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1.  Business.

Introduction

Dragon’s Lair Holdings, Inc., a development stage company, is a provider of personal care products by means of a network of direct sales consultants, which currently only provides one product and has recently commenced doing so.  Substantially all of our entire sales and distribution channel is based upon our network or multi-level marketing program.  Our business strategy is to provide quality products, operate at a profit and enable our direct sales consultants to operate at a profit; however, we have never operated profitably.  In July, 2008, we commenced providing to the marketplace our first product, the Sore-Eez™ Chinese herbal body liniment, and have generated revenues of $1,241 as of the date of this report.  All of our revenues have come from the sale of the Sore-Eez™ Chinese herbal body liniment and from no other sources.  We have candidates for other personal care products that are currently under development; however, we currently do not have any other products available for commercial sale.  Neither the Food and Drug Administration nor any other regulatory authority or similar regulator has approved the Sore-Eez™ Chinese herbal body liniment or our candidates for other personal care products.

We commenced our initial public offering on October 2, 2008, pursuant to that certain Registration Statement on Form S-1 (Commission File No. 333-150751), which was  declared effective by the Securities and Exchange Commission on that date.  We registered 50,000 shares of Series A Convertible Preferred Stock for sale by the Company for an aggregate offering price of $500,000 and also registered the shares of Common Stock into which the shares of our Series A Convertible Preferred Stock may then be converted.  We terminated the offering and withdrew the Form S-1 Registration Statement pursuant to that certain Post-Effective Amendment No. 1 thereto, which was filed with the SEC on February 26, 2009.  We sold 6,780 shares of Series A Convertible Preferred Stock in the offering, which were subsequently converted into 1,762,800 shares of our Common Stock. The offering provided proceeds to us in the amount of $67,800.

Our company structure is set forth in the following chart:

DRAGON’S LAIR HOLDINGS, INC. a Florida corporation

DRAGON’S LAIR HEALTH PRODUCTS, INC. a Florida corporation (100% Owned Subsidiary)

As of December 31, 2008, we had an accumulated deficit of $22,432.  Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

Our principal executive office is located at 785 N.E. 83rd Terrace, Miami, FL  33138.  Our telephone number is (786) 554-2771, and our company website is www.sore-eez.com.  We were incorporated under the laws of the State of Florida on October 4, 2007.

Company Description

Our company structure is set forth in the following chart:

DRAGON’S LAIR HOLDINGS, INC. a Florida corporation

DRAGON’S LAIR HEALTH PRODUCTS, INC. a Florida corporation (100% Owned Subsidiary)

We seek to provide personal care products, which have a broad consumer appeal.  Our business plan uses a distribution strategy for direct selling and marketing through direct sales consultants.  Our business plan provides that these direct sales consultants, who will be independent contractors, will purchase products from us and sell them directly to their customers. We will provide recruitment and training activities for the direct sales consultants. We will provide assistance to the direct sales consultants through support tools, such as sales brochures, product samples and demonstration aids.  We have established a web site, which we anticipate will serve as an additional marketing tool and support the efforts of our direct sales consultants.

License Agreement

We have entered into a license agreement with Yamit Lemoine, a significant shareholder and the wife of our chief executive officer, which grants us a license for the exclusive worldwide use of the Sore-Eez™ Chinese herbal liniment recipe.  Pursuant to this license agreement, we are required to exercise our best efforts to undertake and maintain the commercial scale production, marketing and distribution of products embodying the subject matter of the Sore-Eez™ Chinese herbal liniment recipe.  The term of the license agreement is five (5) years and Yamit Lemoine may terminate this license agreement in the event that we have not recognized revenues of at least $400,000 from the sale of products based on the Sore-Eez™ Chinese herbal liniment recipe by October 4, 2012.  We may not sublicense or assign any of our rights under the license agreement.  On October 4, 2007, the date of our inception, we issued 975,000 shares of our restricted common stock to Yamit Lemoine, for a purchase price of $0.0012308 per share, for the license to the Sore-Eez™ Chinese herbal liniment recipe.  We do not have any future payments obligations to Yamit Lemoine under the license agreement.

Products

We are committed to building a brand name and direct sales consultant and customer loyalty by selling quality personal care products that have broad consumer appeal.  The Company is committed to developing and providing quality products that direct sales consultants can sell at attractive retail prices and allow the Company to operate at a profit.

In July, 2008, we commenced providing our first product to the marketplace, the Sore-Eez™ Chinese herbal body liniment.  This is the only product currently being made available by us and we anticipate providing other product candidates to the marketplace; however, we currently do not have any other products available for commercial sale.  Neither the Food and Drug Administration nor any other regulatory authority or similar regulator has approved the Sore-Eez™ Chinese herbal body liniment product or any other product candidates.

Industry Overview

We are in the direct selling industry.  Direct selling is the sale of a consumer product or service, person-to-person, away from a fixed retail location.  Independent salespeople market these products and services to customers.  Products are sold primarily through in-home product demonstrations, parties, farmer’s markets, organizational and sports gatherings, and one-on-one selling.

A majority of adult Americans have been affected by the direct selling industry.  According to the Direct Selling Association’s 2000 survey:

▪	55% of American adults reported having, at some time, purchased goods or services from a direct selling representative.

▪	One in five American adults (20%) reported they are now (6%) or have been (14%) a direct selling representative.

▪	Among direct selling customers, three out of four (77%) have attended an in-home demonstration or party.

The 2000 survey also revealed 38% of adult Americans surveyed in 2000 have some interest in purchasing a product or service in the future via direct selling, but only 27% had actually made a direct selling purchase in the past year.

The success of direct sales is established in the reasons people choose direct selling as a career option.  These include:

▪	Direct selling is a good way to meet and socialize with people.

▪	Direct selling offers flexible work schedules.

▪	Direct selling is a good way to earn extra income.

▪	Direct selling is a good way to own a business.

▪	Earnings are in proportion to efforts.

Marketing plan

We are a direct sales company, which distributes products through a network marketing system. Under our system, direct sales consultants purchase products from us for resale and for personal use.

We believe network marketing is an effective vehicle to distribute our products because:

●	A consumer can be educated about a product in person by a direct sales consultant.

●	Direct sales allow for actual product testing by a potential consumer.

●	The impact of the direct sales consultant’s and consumer’s testimonials is enhanced.

●
Direct sales consultants can give customers high levels of service and attention, by, among other things, delivering products directly to a consumer and following up on sales to ensure proper product usage and customer satisfaction, and to encourage repeat purchases.

We rely on our direct sales consultants to sponsor new direct sales consultants. While we anticipate providing sales tools, such as brochures, direct sales consultants are primarily responsible for educating new direct sales consultants with respect to products and how to build a successful home-based business.

The sponsoring of new direct sales consultants creates multiple levels in the network marketing structure. Persons whom a direct sales consultants sponsors are referred as “downline” or “sponsored” direct sales consultants.  If downline direct sales consultants also sponsor new direct sales consultants, they create additional levels in the structure.

Sponsoring activities are not required of direct sales consultants. However, because of the financial incentives provided to those who succeed in building a direct sales consultant network that consumes and resells products, we believe that most of our direct sales consultants will attempt, with varying degrees of effort and success, to sponsor additional direct sales consultants.  Generally, we believe that direct sales consultants will invite friends, family members, and acquaintances to sales meetings, the Company’s web site and conference calls in which the Sore-Eez™ Chinese herbal liniment and other product candidates are presented and the compensation plan is explained.  We believe that people will be attracted to become direct sales consultants after using the Sore-Eez™ Chinese herbal liniment and other product candidates and becoming regular retail customers.  A person becomes a direct sales consultant by completing a new distributor application and agreement.  Once a person becomes a direct sales consultant, he or she is able to purchase products directly from us at wholesale prices for resale to consumers or for personal consumption. The direct sales consultant is also entitled to sponsor other direct sales consultants in order to build a network of direct sales consultants and product users.

As of March 15, 2009, we had 10 direct sales consultants for the Sore-Eez™ Chinese herbal body liniment.  A potential direct sales consultant must enter into a standard direct sales consultant agreement with us that obligates the direct sales consultant to abide by our policies and procedures.  These policies and procedures include but are not limited to:

•	A direct sales consultant must be of legal age to do business to be eligible to become a distributor.
•	Once accepted as a distributor by the Company, the direct sales consultant will have the right to purchase and sell the Company’s products.
•	The business relationship of the direct sales consultant with the Company will be an independent contractor relationship.
•
The Company’s sales and marketing program is based upon retail sales to the ultimate consumer and has adopted a 70% rule.  Under the rule, a direct sales consultant may not order additional products unless he or she has sold or used for personal or family use at least 70% of previously purchased products.

•
A direct sales consultant is eligible to purchase products at wholesale prices, thus allowing him or her to sell the Company products to customers at retail prices, and may retain the difference between the wholesale cost and retail sales price as immediate cash income.

•	The Company has established a retail price for each of its products that must be adhered to.
•	There are no minimum order requirements for placing orders.
•	A direct sales consultant may voluntarily cancel the distributor agreement at any time. The Company will pay 90% of the original cost for the unopened products being returned.
•	The Company business opportunity is not a franchise and does not provide a direct sales consultant with exclusive rights to any region or territory.
•
No income claims, income projections nor income representations may be made to prospective direct sales consultants.  Any false, deceptive or misleading claims regarding the opportunity or products are prohibited.

•
When conducting business, a direct sales consultant must safeguard and promote the reputation of the products offered by the Company.  The direct sales consultant must refrain from all conduct which might be harmful to the Company’s reputation, or to the marketing of its products, or inconsistent with the public interest.  As a distributor, a direct sales consultant must honestly promote and describe the products offered by the Company and avoid all discourteous, deceptive, disruptive, misleading, unethical or immoral conduct or practices.

•
If a direct sales consultant violates the terms of the distributor agreement, the Company’s policies and procedures, applicable laws or the standards of fair dealing, he or she may be terminated by the Company.

Manufacturing

We have not engaged a contract packer at this time and we are preparing and packaging the Sore-Eez™ Chinese herbal liniment at our facilities, which has a production capacity of four (4) gallons per month.  In the future, we anticipate using contract packers to manufacture the Sore-Eez™ Chinese herbal liniment and other product candidates according to our specifications.

Raw Materials and Suppliers

The Sore-Eez™ Chinese herbal liniment is composed of certain key raw materials, which include camphor and rubbing alcohol and Chinese herbs, such as angelica root, borneol, red peony root, rhubarb root, clover flower, aucklandia root, safflower, myrrh, cattail pollen, frankincense, peach kernal, root of psuedoginseng and xue jie.  These raw materials  are available from numerous sources.  Our sole supplier for these Chinese herbs is Asia Natural Products, Inc., located in San Francisco, California. In a situation where this supplier is not able to supply the ingredients, other sources of supply will need to be identified.  In the situation where we are not supplied with the necessary raw materials, it may result in a temporary delay in production until replacement supplies are obtained to meet our production requirements.

Trademarks, Patents and Intellectual Property

We intend to seek trademark protection for the Sore-Eez™ Chinese herbal liniment and other product candidates. We will do a search of existing trademarks prior to selecting trademarks for the Sore-Eez™ Chinese herbal liniment and other product candidates.  We believe that trademark protection will be important to brand name recognition and distributor and consumer loyalty to the Sore-Eez™ Chinese herbal liniment and other product candidates. We intend to register our important trademarks in the United States.  We will use our best efforts to maintain the confidentiality of the Sore-Eez™ Chinese herbal liniment and other product candidates' formulations through confidentiality agreements and physical security.

Government Regulation

The Sore-Eez™ Chinese herbal liniment and other product candidates are not subject to pre-market regulatory approval in the United States.  However, the processing, formulation, manufacturing, packaging, labeling, advertising and distribution of the Sore-Eez™ Chinese herbal liniment and other product candidates are subject to federal laws and regulations.  The federal agencies regulating the Sore-Eez™ Chinese herbal liniment and other product candidates include the Food and Drug Administration, the Federal Trade Commission, the Department of Agriculture and the Environmental Protection Agency.  These activities are also regulated by various state and local laws and agencies of the states and localities in which the Sore-Eez™ Chinese herbal liniment and other product candidates may be sold. Additional regulations may prevent or delay the introduction, or require the reformulation, of the Sore-Eez™ Chinese herbal liniment and other product candidates, which could result in lost sales and increased costs to us. The Food and Drug Administration may determine that a particular statement of support on the Sore-Eez™ Chinese herbal liniment and other product candidates, or that we want to use, is an unacceptable drug claim or the Food and Drug Administration or the Federal Trade Commission may determine that particular claims are not adequately supported by available scientific evidence.  Any such regulatory determination would prevent us from marketing the Sore-Eez™ Chinese herbal liniment and other product candidates or using certain statements on the Sore-Eez™ Chinese herbal liniment and other product candidates, which could adversely affect our sales. The Food and Drug Administration also could require us to remove the Sore-Eez™ Chinese herbal liniment and other product candidates from the market.

Because of our direct marketing approach of personal care products, our current and prospective operations are not restricted to a material extent by any current or proposed governmental laws or regulations, nor is governmental approval required for the conduct of our business.  We are subject to the Federal Trade Commission Act, Florida Deceptive and Unfair Trade Practices and Act and other similar state consumer protection laws and regulations governing network or multi-level marketing companies.  These laws and regulations prohibit unfair and deceptive trade practices in the sale of products and services, including illegal pyramid schemes.  Federal and state consumer protection laws and regulations do not materially limit or materially impact our current or prospective operations, nor does compliance with any consumer protection laws or regulations impose a material cost on our business.

Competition

The market for personal care products and direct sales consultants is large and intensely competitive.  We compete directly with direct selling organizations and companies that manufacture personal care products.  Many of the Company’s competitors have much greater name recognition and financial resources than the Company.  In addition, personal care products can be purchased in a wide variety of channels of distribution. While the Company believes that consumers appreciate the convenience of ordering products from home through a sales person, or through a catalog, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. The Company’s product offerings are also small compared to the wide variety of products offered by many other personal care products companies and direct selling organizations.

We compete with other direct selling organizations and personal care products companies, some of which have a longer operating history and higher visibility, name recognition, and financial resources. The leading direct selling company in our existing market is Amway Corporation and its affiliates. We compete for new direct sales consultants on the strength of our business opportunities, product offerings, the compensation plan, and management strength. We envision the entry of many more direct selling organizations into the marketplace as this channel of distribution expands over the next several years.

Research and Development Activities

No research and development expenditures have been incurred, either on our account or sponsored by customers since our inception.

Employees

As of March 15, 2009, we had no full-time employees. All activities to date have been undertaken by Michel Lemoine, our Chief Executive Officer, President and Treasurer, as needed. Michel Lemoine does not currently spend all of his time on our business and estimates he devotes approximately 50% of his business time on the business of the Company.  We anticipate that we will begin hiring employees, as needed.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our executive offices are located at 785 N.E. 83rd Terrace, Miami, Florida 33138, which is situated on the property of Michel Lemoine, our Chairman of the Board, Chief Executive Officer, President and Treasurer.  We do not pay Michel Lemoine for the use of such space. We anticipate that we will rent separate manufacturing and office facilities and warehouse space, when needed to support the growth of our business.

Item 3.  Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been approved for quotation on the over-the-counter bulletin board market under the symbol “DRGA.”  While we anticipate that a public trading market for our shares of common stock will develop, a public trading market for our shares of Common Stock has not yet commenced and no shares of our common stock have been traded on the over-the-counter bulletin board market.  There can be no assurance that such a public trading market will develop, or, if such a trading market is developed, that it can be maintained with liquidity.  On March 15, 2009, there were 42 registered holders of our common stock.

Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

The following is a summary of transactions by us from October 4, 2007, which is our inception, through March 15, 2009 involving sales of our securities that were not registered under the Securities Act.  Each offer and sale was made in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated under Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering.  The purchasers were “accredited investors,” officers, directors or employees of the registrant or known to the registrant and its management through pre-existing business relationships, family, friends and employees.  All purchasers were provided access to all material information which they requested, and all information necessary to verify such information and were afforded access to management of the registrant in connection with their purchases. All holders of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the registrant. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration under the Securities Act, in any further resale or disposition.

Founders Share Issuances

On October 4, 2007, the date of our inception, we issued 975,000 shares of our restricted common stock to Yamit Lemoine for the license to the recipe to the Sore-Eez™ Chinese herbal liniment, our initial product.  The value of the license was determined to be the legal costs to create the license, which was $1,200, as there were no other out-of-pocket costs for the license or the development of the recipe.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On November 4, 2007, we issued 5,000,000 shares of our restricted common stock to Talles Investments, Inc., pursuant to its investment of $11,100 in the Company. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On December 31, 2007, we issued the Company issued 63,278 shares of common stock to our Michel Lemoine, our Chairman, Chief Executive Officer, President, Secretary and Treasurer, for cash in the amount of $633.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Directors Share Issuances

On March 27, 2008, the Company issued 25,000 shares of common stock to each of our directors, Michel Lemoine, Steve Kravitz, H. Bradley Ress and Joseph Pierre-Louis, or an aggregate of 100,000 shares of common stock, for services rendered by each of our directors valued at $1,002, or an aggregate of $4,008.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Use of Proceeds from Initial Public Offering

We commenced our initial public offering on October 2, 2008, pursuant to that certain Registration Statement on Form S-1 (Commission File No. 333-150751), which was  declared effective by the Securities and Exchange Commission on that date.  We registered 50,000 shares of Series A Convertible Preferred Stock for sale by the Company for an aggregate offering price of $500,000 and also registered 13,000,000 shares of Common Stock into which the shares of our Series A Convertible Preferred Stock may then be converted.  The offering was made directly by us and was not underwritten. We terminated the offering and filed Post-Effective Amendment No. 1 to the Form S-1 Registration Statement with the SEC on February 26, 2009.  We sold 6,780 shares of Series A Convertible Preferred Stock in the offering, which were subsequently converted into 1,762,800 shares of our Common Stock. We raised $67,800 in this initial public offering.  The net proceeds provided to us by the public offering was $49,709 after deduction of offering expenses in the amount of $18,091.  The following is a list of the expenses incurred by us in connection with the preparation and filing of the registration statement and related public offering matters.

SEC registration fee	$20
Printing expenses	4,858
Legal fees and expenses	3,000
Accounting fees and expenses	6,500
Blue sky fees and expenses	1,292
Transfer Agent fees	2,000
Miscellaneous	421

Total	$18,091

From the effective date of the public offering on October 2, 2008 through December 31, 2008, we have used $1,243 for working capital purposes, including cost of goods sold.

Item 6.  Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the period from October 4, 2007, our inception, to December 31, 2007 and the year ended December 31, 2008, together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.
	Year Ended December 31, 2008
Consolidated Statement of Operations Data:		Period from October 4, 2007 (inception) to December 31, 2007

Revenue:	$1,241	$—

Expenses:
General and administrative	21,723	1,529

Total expenses	22,013	1,529

Net (loss)	$(20,903)	$ (1,529)

Basic and diluted net (loss) per share	$—	$ —
Weighted average number of common shares outstanding	7,901,278	5,975,711

As of December 31, 2008
Consolidated Balance Sheet Data:

Cash and cash equivalents	$66,613
Working capital	60,964
Total assets	68,360
Total long-term liabilities	—
Total liabilities	6,051
Total shareholders’ equity	62,309

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with (i) our audited financial statements for the period October 4, 2007, our inception, through December 31, 2007, the year ended December 31, 2008 and cumulative from October 4, 2007, our inception, through December 31, 2008 and the related notes; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

As a public company, we are subject to certain reporting and other compliance requirements involving certain costs for such compliance, which private companies may not choose to make. We have identified such costs as being primarily for audits, legal advice, transfer agent fees and SEC filing expenses and estimate the cost to be approximately $30,000 for the next twelve months. We expect to pay such costs from a combination of cash on hand ($66,613 as of December 31, 2008) and cash generated by product sales.

Results of Operations

We are a development stage company and have incurred losses of $22,432 as of December 31, 2008.  In July, 2008, we commenced providing to the marketplace our first product, the Sore-Eez™ Chinese herbal body liniment, and have generated revenues of $1,241 as of December 31, 2008.  All of our revenues have come from the sale of the Sore-Eez™ Chinese herbal body liniment and from no other sources.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2008:

Cash and cash equivalents	$66,613
Working capital	60,964
Total assets	68,360
Total liabilities	6,051
Total shareholders’ equity	62,309

During the period October 4, 2007 (inception) through December 31, 2007 compared to the year ended December 31, 2008, working capital increased from $10,264 to a $60,964. The primary reason for the increase was the increase in cash as a result of the Company’s initial public offering during the fourth quarter 2008, which provided proceeds to us in the amount of $67,800.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities as of March 15, 2009.  Operating expenditures during the period covered by this report include general and administrative costs, depreciation expense and amortization expense.  During the period October 4, 2007 (inception) through December 31, 2007 compared to the year ended December 31, 2008, cash used in operating activities increased from $533 to $11,892.  The primary reason for the increase in cash used in operating activities was due to the professional fees and costs associated with the Company’s initial public offering.

Cash Flows from Investing Activities

During the year ended December 31, 2008, the Company’s cash flows from investing activities increased $495 due to the purchase of an herb grinder on June 25, 2008.  Except for the herb grinder, we have not acquired any other significant equipment.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities.  Net cash provided by financing activities for the period from October 4, 2007, our inception, through December 31, 2007 and the year ended December 31, 2008 was $11,733 and $67,800, respectively.  The increase in cash flows from financing activities was due to our initial public offering, which provided proceeds to us in the amount of $67,800.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, product sales and future issuances of securities, as needed.  Our working capital requirements are expected to increase in line with the growth of our business.

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

Going Concern

Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  We commenced operations on October 4, 2007 and have realized minimal revenues and operated at a loss since inception. As at December 31, 2008, we had working capital of $60,964 and an accumulated deficit of $22,432.   Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay our liabilities.  We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.  If we are unable to obtain adequate capital, we could be forced to cease operations.  There can be no assurance that we will operate at a profit or additional debt or equity financing will be available, or if available, can be obtained on satisfactory terms.

Material Commitments

There were no material commitments for the period from October 4, 2007, our inception, through December 31, 2007 and the year ended December 31, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We have no cash equivalents.

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

We recognize revenue when:

•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred;

•	Price is fixed or determinable; and

•	Collectibility is reasonably assured.

For the period from October 4, 2007 (inception) through December 31, 2007 and the year ended December 31, 2008, we recognized revenues of $0 and $1,241, respectively.

Earnings (Loss) Per Share

We compute earnings per share in accordance with Statement of Accounting Standards No. 128, "Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period from October 4, 2007 (inception) through December 31, 2007 and the year ended December 31, 2008.

Intangible Assets

Intangible assets consist of a license agreement, which is recorded at cost and amortized over a straight-line basis.  The amortization expense for the period from October 4, 2007 (inception) to December 31, 2007 and the year ended December 31, 2008 was $60 and $240, respectively.  The value of the license was determined to be the legal costs to create the license, which was $1,200.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from October 4, 2007 (inception) to December 31, 2007 and the year ended December 31, 2008.

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

Effective October 4, 2007, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the share-based payments.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us for the year ended December 31, 2007.  We do not expect FIN No. 48 to have a material impact on our financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us for the year ended December 31, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. We do not expect the application of this consensus to have a material impact on our financial statements.

Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment.  This statement is effective for us for the year ended December 31, 2007.  SAB No. 108 will not have an impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us for the year ended December 31, 2007.  SFAS No. 157 will not have an impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us commencing on January 1, 2008.  SFAS No. 159 will not have an impact on our financial statements.

The FASB has replaced SFAS No. 141 with a new statement on Business Combinations that changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes.  This statement is effective for us commencing on January 1, 2008.  Currently, this change will have no effect on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are not subject to risks related to foreign currency exchange rate fluctuations.

Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 8.  Financial Statements and Supplementary Data.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Dragon’s Lair Holdings, Inc.
 (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Dragon’s Lair Holdings Inc (A Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2008 and the period since inception October 4, 2007 through December 31, 2007 and since inception on October 4, 2007 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dragon’s Lair Holdings Inc (A Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2008 and the period since inception October 4, 2007 through December 31, 2007 and since inception on October 4, 2007 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has limited operations and has not established a source of revenue sufficient to cover operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
March 25, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

(Audited)

ASSETS

	December 31, 2008	December 31, 2007
CURRENT ASSETS:
Cash and equivalents	$66,613	$11,200
Inventory	402	533
Total Current Assets	67,015	11,733

FIXED ASSETS:
Equipment, net	445	-

OTHER ASSETS:
License, net	900	1,140

Total Assets	$68,360	$12,873

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$6,051	$1,469
Total Liabilities	6,051	1,469

SHAREHOLDERS' EQUITY:
Preferred stock (50,000,000 authorized;
par value $.001; none issued and outstanding)	$-	$-
Common stock (100,000,000 shares authorized;
no par value; 7,901,078 issued and outstanding)	84,741	12,933
Deficit accumulated during the development stage	(22,432)	(1,529)
Total Shareholders' Equity	62,309	11,404

Total Liabilities and Shareholders' Equity	$68,360	$12,873

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)		October 4, 2007	Cumulative from
	For the year ended	(Inception) through	October 4, 2007 (Inception)
	ended December 31, 2008	December 31, 2007	through December 31, 2008

Net Sales	$1,241	$-	$1,241

Cost of Sales	131	-	131

Gross Profit	1,110	-	1,110

Expenses:
Amortization	240	60	300
Depreciation	50	-	50
General and Administrative	21,723	1,469	23,192

Total Expenses	(22,013)	(1,529)	23,542

Net (loss) before Income Taxes	(20,903)	(1,529)	(22,432)

Provision for Income Taxes	-	-	-

Net (loss)	$(20,903)	$(1,529)	$(22,432)

Basic and diluted net loss per common share	$-	$-

Weighted average number of common shares outstanding	7,901,078	5,975,711

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FROM OCTOBER 4, 2007 (INCEPTION) THROUGH DECEMBER 31, 2008

(Audited)

					Accumulated	Total
	Preferred Stock		Common Stock		(Deficit) During	Shareholders'
	Shares	Amount	Shares	Amount	Development Stage	Equity

Balance at October 4, 2007	-	$-	975,000	$1,200	$-	$1,200
Common stock issued for license

Founder's shares	-	-	5,000,000	11,100	-	11,100
November 4, 2007, $0.00222/share

Common stock issued for cash	-	-	63,278	633	-	633
December 31, 2007, $0.01/share

Net (loss) for the period	-	-	-	-	(1,529)	(1,529)

Balance at December 31, 2007	-	-	6,038,278	12,933	(1,529)	11,404

Common stock issued for services	-	-	100,000	4,008	-	4,008
March 27, 2008, $0.04008/share

Common stock issued for cash
December 31, 2008, $0.03846/share			1,762,800	67,800		67,800

Net (loss) for the period	-	-	-	-	(20,903)	(20,903)

Balance at December 31, 2008	-	$-	7,901,078	$84,741	$(22,432)	$62,309

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

		For the period October 4,	Cumulative from
	For the year ended	2007 (Inception) through	October 4, 2007 (Inception)
	December 31, 2008	December 31, 2007	through December 31, 2008
OPERATING ACTIVITIES:
Net loss	$(20,903)	$(1,529)	$(22,432)
Issuance of common stock for services	4,008	-	4,008
Increase in amortization	240	60	300
Increase in depreciation	50	-	50
(Increase) decrease in inventory	131	(533)	(402)
Increase in accounts payable	4,582	1,469	6,051

Net cash used in operating activities	(11,892)	(533)	(12,425)

INVESTING ACTIVITIES:
Increase in equipment	(495)	-	(495)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	67,800	11,733	79,533

NET INCREASE IN CASH	55,413	11,200	66,613

CASH BEGINNING BALANCE	11,200	-	-

CASH ENDING BALANCE	$66,613	$11,200	$66,613

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Issuance of common stock for license	$-	1,200	$1,200

DRAGON’S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND DECEMBER 31, 2008

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

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

DRAGON’S LAIR HOLDINGS, INC. a Florida corporation

DRAGON’S LAIR HEALTH PRODUCTS, INC. a Florida corporation (100% Owned Subsidiary)

Our Company is a provider of personal care products by means of a network of direct sales consultants, which is in the development stage.  Our business strategy is to provide quality products, operate at a profit and enable our direct sales consultants to operate at a profit.  In July, 2008, we commenced providing our first product, the Sore-Eez™ Chinese herbal body liniment.

Our principal executive office is located at 785 N.E. 78th Street, Miami, FL  33138.  Our telephone number is  (786) 554-2771 , and our company website is www.sore-eez.com.  Our fiscal year ends on December 31st.

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

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its securities, (2) the sale of the Sore-Eez™ Chinese herbal body liniment and other product candidates, and (3) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the periods from October 4, 2007 (inception) to December 31, 2007 and January 1, 2008 to June 30, 2008, respectively, the Company recognized no revenues.  In July, 2008, the Company commenced providing our first product, the Sore-Eez™ Chinese herbal body liniment.  For the period from July 1, 2008 to December 31, 2008, the Company recognized revenues in the amount of $1,241.

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

Intangible Assets

Intangible assets consist of a license agreement which is recorded at cost and amortized over a straight-line basis.  The amortization expense for the periods from October 4, 2007 (inception) to December 31, 2007 and from January 1, 2008 to December 31, 2008 was $60 and $240, respectively.  The value of the license was determined to be the legal costs to create the license, which was $1,200, as there were no other out-of-pocket costs for the license or the development of the recipe.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the periods from October 4, 2007 (inception) to December 31, 2007 and January 1, 2008 to December 31, 2008, respectively.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company for the year ended December 31, 2007.  The Company does not expect FIN No. 48 to have a material impact on its financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for the Company for the year ended December 31, 2007.  The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. The Company does not expect the application of this consensus to have a material impact on its financial statements.

Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. This statement is effective for the Company for the year ended December 31, 2007.  SAB No. 108 will not have an impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the Company for the year ended December 31, 2007.  SFAS No. 157 will not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for the Company commencing on January 1, 2008.  SFAS No. 159 will not have an impact on the Company’s financial statements.

The FASB has replaced SFAS No. 141 with a new statement on Business Combinations that changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes.  This statement is effective for the Company commencing on January 1, 2008.  Currently, this change will have no effect on the Company’s financial statements.

NOTE 3 - EQUITY TRANSACTIONS

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

On December 11, 2008, the Company completed its public offering pursuant to its Form S-1 Registration Statement of 6,780 shares of Series A Convertible Preferred Stock, which were converted into 1,762,800 shares of common stock and provided aggregate offering proceeds in the amount of $67,800.

NOTE 4 – INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2008	2007
Income tax expense (asset) at statutory rate	$(371)	$(371)
Valuation allowance	371	371

Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2008	2007
NOL Carryover	$20,903	$1,529
Valuation allowance	(20,903)	(1,529)

Net deferred tax asset	$-0-	$-0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for the year ended December 31, 2008 and the period October 4, 2007 (inception) to December 31, 2007, were $20,903 and 1,529, respectively, and for federal income tax reporting purposes are subject to annual limitations. Should a change in our ownership occur the net operating loss carry forwards may be limited as to their use in future years.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2007 and December 31, 2008, respectively, the Company had no amounts in excess of FDIC insured limit.

NOTE 6 - LICENSE AGREEMENT

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

The license will be amortized over five years using the straight line method.  Yamit Lemoine may terminate this license agreement in the event that we have not recognized revenues of at least $400,000 from the sale of products based on the Sore-Eez™ Chinese herbal liniment recipe by October 4, 2012.   We have not achieved this level of sales as of December 31, 2007 and December 31, 2008, so the license remains subject to termination by the licensor at the end of such period.

The estimated amortization expense over the next five years is as follows:

Year Ending December 31
2007	$60
2008	$240
2009	240
2010	240
2011	240
2012	180
$1,200

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 15, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of March 15, 2009, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 15, 2009.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

/s/ Michel Lemoine
CEO, President and Treasurer

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the fourth quarter ended December 31, 2008, but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of March 15, 2009 are as follows:

Name	Age	Principal Positions With Us
Michel “Klodi” Lemoine	62	Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer
Steve Kravitz	38	Director
H. Bradley Ress	58	Director
Joseph Pierre-Louis	47	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies, if any:

Michel “Klodi” Lemoine has served as our Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer since our inception.  Since February 2002, Mr. Lemoine has been a licensed massage therapist specializing in massage based on acupressure.  For the past 40 years, Mr. Lemoine has been a martial arts teacher.

Steve Kravitz has been one of our directors since March 2008.  Since February 2007, Mr. Kravitz has served as a Senior Loan Officer for Regions Bank.  From June 2000 until February 2007, Mr. Kravitz served as a Senior Loan Officer for Wachovia Bank, N.A.  From February 1996 until May 2000, Mr. Kravitz served as a Loan Officer for CTX Mortgage Corp.  From September 1993 until January 1996, Mr. Kravitz served as a Loan Officer for National Title & Mortgage.

H. Bradley Ress has been one of our directors since March 2008.  Since August 2007, Mr. Ress has served as a real estate agent with Lang Realty in Florida.  From January 1996 until August 2007, Mr. Ress served as a real estate agent with Castles By The Sea in Florida.

Joseph Pierre-Louis has been one of our directors since March 2008.  Since August 2001, Mr. Pierre-Louis has been employed by the Miami-Dade County Department of Human Services serving as the Center Manager for the Haitian American Senior Center located in Miami, Florida.  Since November 2004, Mr. Pierre-Louis has also served as the Food Program Monitor for the Haitian American Senior Centers located throughout Miami-Dade County, Florida.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than our sole executive officer.

Committees of the Board of Directors

Our board of directors intends to establish an audit committee, a compensation committee and a nominating and corporate governance committee. Our board may establish other committees from time to time to facilitate the management of our company; however, we have not yet established any such committees.

Audit committee.  Our audit committee will oversee a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements, including by (1) assisting our board in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor's qualifications and independence and the performance of our internal audit function and independent auditors, (2) appointing, compensating, retaining and overseeing the work of any independent registered public accounting firm engaged for the purpose of performing any audits, reviews or attest services, and (3) preparing the audit committee report that may be included in our annual proxy statement or annual report on Form 10-K. We will have at least three directors on our audit committee, each of whom will be independent under the requirements of the NASDAQ Capital Market, the Sarbanes-Oxley Act and the rules and regulations of the SEC.  We expect that the initial members of our audit committee will be Steve Kravitz, H. Bradley Ress and Joseph Pierre-Louis.  We expect that Steve Kravitz will be our audit committee chair and will be our audit committee financial expert as defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act.

Compensation committee.  Our compensation committee will review and recommend our policies relating to compensation and benefits for our executive officers and other significant employees, including reviewing and approving corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers, evaluating the performance of our executive officers relative to goals and objectives, determining compensation for these executive officers based on these evaluations and overseeing the administration of our incentive compensation plans.  The compensation committee will also prepare the compensation committee report that may be included in a subsequent annual report on Form 10-K. We will have at least two directors on our compensation committee, each of whom will be independent under the requirements of the NASDAQ Capital Market. We expect that the initial members of our compensation committee will be H. Bradley Ress and Joseph Pierre-Louis. We expect that Mr. Ress will be our compensation committee chair.

Nominating and corporate governance committee.  Our nominating and corporate governance committee will (1) identify, review and recommend nominees for election as directors, (2) advise our board of directors with respect to board composition, procedures and committees, (3) recommend directors to serve on each committee, (4) oversee the evaluation of our board of directors and our management, and (5) develop, review and recommend corporate governance guidelines and policies. We will have at least two directors on our nominating and corporate governance committee, each of whom will be independent under the requirements of the NASDAQ Capital Market.  We expect that the initial members of our nominating and corporate governance committee will be Joseph Pierre-Louis and Steve Kravitz.  We expect that Joseph Pierre-Louis will be our nominating and corporate governance committee chair.

Compensation Committee Interlocks and Insider Participation

Our board of directors does not have a compensation committee. Since inception, all of our executive compensation decisions have been made by Mr. Lemoine, the Chairman, Chief Executive Officer, President and Treasurer of our company.

Code of Ethics

Our board of directors intends to adopt a code of ethics for our principal executive and senior financial officers. This code of ethics will apply to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. We intend to post the full text of this code on our Internet website, which is www.sore-eez.com.  We intend to disclose future amendments to provisions of our code of ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by law or regulation.

Family Relationships

Michel Lemoine is the husband of Yamit Lemoine, the licensor of the Sore-Eez™ Chinese herbal liniment recipe.  As a result thereof, Michel Lemoine is deemed to beneficially own the 975,000 shares of our common stock issued to Yamit Lemoine.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past five years, including:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2008, to our knowledge, all Section 16(a) forms required to be filed with the SEC were filed; however, the Form 3 Initial Statement of Beneficial Ownership of Securities for each of Michel Lemoine, Yamit Lemoine and Ellen Talles was filed on October 3, 2008, October 3, 2008 and October 14, 2008, respectively.  The filing of the Form 3s were due on October 2, 2008.  The Form 3s for Michel Lemoine and Yamit Lemoine were filed late, because of difficulty with obtaining updated EDGAR filing codes for such persons.  The Form 3 for Ellen Talles was inadvertently filed late because of a clerical error.

Item 11.   Executive Compensation.

Compensation Discussion and Analysis

Philosophy and objectives

For the period October 4, 2007 (inception) through December 31, 2008, all compensation decisions being made by Michel Lemoine, our Chairman, Chief Executive Officer, President and Treasurer.  The primary objective of our compensation policies and programs with respect to executive compensation is to serve our shareholders by attracting, retaining and motivating talented and qualified individuals to manage and lead our business. We will focus on providing a competitive compensation package that provides significant short and long-term incentives for the achievement of measurable corporate and individual performance objectives.  We intend to establish a compensation committee and future decisions regarding executive compensation will be the responsibility of that committee.

Elements of executive compensation

Base salary.  We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any.

Incentive cash bonuses.  Our practice will be to seek to award incentive cash bonuses to our executive officers based upon their individual performance, as well as our overall business and strategic objectives. In determining the amount of cash bonuses paid to our named executive officers, we will consider the same four factors as in determining their base salaries. We expect that our compensation committee will adopt formal processes for incentive cash bonuses beginning in 2008 and will utilize incentive cash bonuses to reward executives for achieving corporate financial and operational goals and for achieving individual performance objectives.  We have not paid any incentive cash bonuses through March 15, 2009.

Long-term equity compensation.  We believe that successful long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock and stock-based awards. We intend to establish equity incentive plans to provide our employees, including our named executive officers, with incentives to help align those employees’ interests with the interests of our shareholders. We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a four or five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of stock-based awards will promote our overall executive compensation objectives and expect that equity incentives will continue to be a significant source of compensation for our executives. In determining amounts awarded to our named executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation.  We have not issued any long-term equity compensation since our inception.

Other compensation.  When we hire other executive officers, our executive officers will be eligible to receive the same benefits, including non-cash group life and health benefits, that are available to all employees. We may offer a 401(k) plan to our employees, including our executive officers. This plan will permit employees to make contributions up to a statutory maximum and will permit us to make matching or profit-sharing contributions. To date, we have not offered a 401(k) plan or made, or committed to make, any matching or profit-sharing contributions under a 401(k) plan or offered any other benefits to Michel Lemoine, our sole executive officer.

Policies related to compensation

Guidelines for equity awards.  We have not formalized a policy as to the amount or timing of equity grants to Michel Lemoine, our sole executive officer. We expect, however, that the compensation committee will approve and adopt guidelines for equity awards.  Among other things, we expect that the guidelines will specify procedures for equity awards to be made under various circumstances, address the timing of equity awards in relation to the availability of information about us and provide procedures for grant information to be communicated to and tracked by our finance department.  As of the date of this report, we have not established a finance department.  We anticipate that the guidelines will require that any stock options or stock appreciation rights have an exercise or strike price not less than the fair market value of our common stock on the date of the grant.

Stock ownership guidelines.  As of the date of this report, we have not established ownership guidelines for Michel Lemoine, our sole executive officer, or the Board of Directors.

Compliance with Sections 162(m) and 409A of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executive officers, unless such compensation qualifies as performance-based compensation. Among other things, in order to be deemed performance-based compensation for Section 162(m) purposes, the compensation must be based on the achievement of pre-established, objective performance criteria and must be pursuant to a plan that has been approved by our shareholders. At least for the next several years, we expect the cash compensation paid to our sole executive officer and other executive officers, if any, to be below the threshold for non-deductibility provided in Section 162(m), and our equity incentive plans will afford our compensation committee with the flexibility to make a variety of types of equity awards to our executive officers, the deductibility of which will not be limited under Section 162(m).  However, our compensation committee, which we expect to form, will fashion our future equity compensation awards.  However, we do not now know whether any such awards will satisfy the requirements for deductibility under Section 162(m).

We also currently intend for our executive compensation program to satisfy the requirements of Internal Revenue Code Section 409A, which addresses the tax treatment of certain nonqualified deferred compensation benefits.

Summary Compensation Table

Michel Lemoine, our Chairman, Chief Executive Officer, President, Secretary and Treasurer received 25,000 shares of Common Stock for serving as a director for the period from October 4, 2007 (inception) through December 31, 2008.  There was no other compensation paid to Michel Lemoine, our sole executive officer, during the period from October 4, 2007 (inception) through December 31, 2008.

Potential Employment Agreement and Benefits

We have not entered into an employment agreement with Michel Lemoine, our sole executive officer.  We intend to have our sole executive officer enter into an employment agreement with us providing a compensation package which will fairly compensate him for his services, including base salary and eligibility for annual bonuses determined by the compensation committee.  The employment agreement will also provide that our sole executive officer is eligible to participate in our equity incentive plans and other employee benefit programs, if any.  However, there can be no assurance that we will enter into any such employment agreement, equity incentive plans or employee benefit programs.

Our decision to enter into an employment agreement, if any, will be made by our compensation committee.  We believe that, following receipt of the net proceeds of the offering, our substantially improved cash position may enable us to compensate our sole executive officer and continue to expand and develop our business.

Potential Payments Upon Termination or Change in Control

As of March 15, 2009, there were no potential payments or benefits payable to Michel Lemoine upon his termination of employment or in connection with a change in control.

Grants of Plan-Based Awards in 2008

We have not granted any plan-based awards to Michel Lemoine, since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to Michel Lemoine, as of December 31, 2008, our fiscal year-end.

Option Exercises and Stock Vested in 2008

Michel Lemoine did not exercise any options, nor did any unvested shares of stock vest, during fiscal year 2008.  Michel Lemoine did not have any stock options or unvested shares of stock of the Company.

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purposes of the plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, consultants and non-employee directors will be eligible to participate in the plan.  We have not determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Compensation of Directors

All of our directors have been issued 25,000 shares of our common stock in consideration of their serving as directors.  All directors are reimbursed for out-of-pocket expenses for business related purposes.  We do not have any other arrangements for compensating our directors at this time.  Our director compensation program is determined by our board of directors.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2009, for:

• each person or group known to us to beneficially own 5% or more of our common stock;

• each of our directors and director nominees;

• each of our named executive officers; and

• all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 785 N.E. 83rd Terrace, Miami, Florida  33138.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 15, 2009, through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner.
Beneficial owner	Number of shares beneficially owned	Percentage of shares outstanding
Michel Lemoine and Yamit Lemoine	1,063,278	13.5%
Steve Kravitz	25,000	*
Joseph Pierre-Louis	25,000	*
H. Bradley Ress	25,000	*
Talles Investments, Inc.	5,000,000	63.3%
All directors and executive officers as a group	1,138,278	14.4%
_______________

* Less than 1 percent.

(1)
Ellen J. Talles is the sole shareholder and maintains sole voting and investment control of the shares held by Talles Investments, Inc.  As a result, Ellen J. Talles is deemed to beneficially own all of the shares of common stock held by Talles Investments, Inc.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On November 4, 2007, we issued 5,000,000 shares of our restricted common stock to Talles Investments, Inc., for a purchase price of $0.00222 per share, pursuant to its investment of $11,100 in the Company.

On December 31, 2007, we issued the Company issued 63,278 shares of restricted common stock to our Michel Lemoine, our Chairman, Chief Executive Officer, President, Secretary and Treasurer, for a purchase price of $0.01 per share, for cash in the amount of $633.

On March 27, 2008, the Company issued 25,000 shares of restricted common stock to each of our directors, Michel Lemoine, Steve Kravitz, H. Bradley Ress and Joseph Pierre-Louis, or an aggregate of 100,000 shares of common stock, for a purchase price of $0.04008 per share, for services rendered by each of our directors valued at $1,002, or an aggregate of $4,008.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

License Agreement

We have entered into a license agreement with Yamit Lemoine, a significant shareholder and the wife of our chief executive officer, which grants us a license for a term of five (5) years until at least October 4, 2012 for the exclusive worldwide use of the Sore-Eez™ Chinese herbal liniment recipe and, perpetually, thereafter, if we have generated at least $400,000 from the sale of products based on the Sore-Eez™ Chinese herbal liniment recipe on or prior to such date.  Pursuant to this license agreement, we are required to exercise our best efforts to undertake and maintain the commercial scale production, marketing and distribution of products embodying the subject matter of the Sore-Eez™ Chinese herbal liniment recipe.  We may not sublicense or assign any of our rights under the license agreement. On October 4, 2007, the date of our inception, we issued 975,000 shares of our restricted common stock to Yamit Lemoine, for a purchase price of $0.0012308 per share, for the license to the Sore-Eez™ Chinese herbal liniment recipe.  We do not have any future payments obligations to Yamit Lemoine under the license agreement.

.
Policies and Procedures for Related Party Transactions

We intend to adopt a written policy that requires any transaction, arrangement or relationship in which we will be a participant and the amount involved exceeds $120,000, and in which any of our directors, executive officers or shareholders owning at least 5% of any class of our voting securities, or any of their immediate family members or any entity in which any of the foregoing persons is employed or is a general partner or principal had or will have a direct or indirect material interest, to be submitted to our audit committee for review, consideration and approval. In the event that a proposed transaction with a related person involves an amount that is less than $120,000, the transaction will be subject to the review and approval of our Chief Executive Officer (or our Chief Financial Officer in the event our Chief Executive Officer, an immediate family member of the Chief Executive Officer, or an entity in which our Chief Executive Officer or a member of his immediate family is employed or is a general partner or principal is a party to such transaction). If the transaction is approved by our Chief Executive Officer or Chief Financial Officer, such officer will report the material terms of the transaction to our audit committee at its next meeting. The policy will provide for periodic monitoring of pending and ongoing transactions. In approving or rejecting the proposed transaction, our audit committee will consider the relevant facts and circumstances available to it, including, (1) the impact on a director’s independence if the related person is a director or his or her family member or related entity, (2) the material terms of the proposed transaction, including the proposed aggregate value of the transaction, (3) the benefits to us, (4) the availability of other sources for comparable services or products (if applicable), and (5) an assessment of whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to our employees generally. Our audit committee will approve only those transactions that the committee determines to be, in light of known circumstances, in, or not inconsistent with, our best interests and the best interest of our shareholders.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at The Dragon’s Lair, 785 N.E 83rd Terrace, Miami, Florida  33138, or telephone (786) 554-2771.

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the period from October 4, 2007 (inception) through December 31, 2007 and the year ended December 31, 2008.

	2008	2007

Audit Fees	$5,500	$—
Audit-Related Fees (1)	1,000	—
Tax Fees	—	—
All Other Fees	—	—

Total Audit and Audit-Related Fees	$6,500	$—

_________

(1)	Audit-related fees incurred during 2008 include billings for services related to the report on Form 10-Q for the quarterly period ended September 30, 2008.

Item 15. Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*
10.1	Exclusive License Agreement with Yamit Lemoine dated October 4, 2007*
21.1	List of Subsidiaries*
23.1	Consent of Moore & Associates, Chartered (filed herewith)
       31.1        302 Certification – Michel Lemoine (filed herewith)
       32.1        906 Certification – Michel Lemoine (filed herewith)
__________
*	Previously filed with the SEC as an exhibit to our Registration Statement on Form S-1 (No. 333-150751) on May 8, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2009.

DRAGON’S LAIR HOLDINGS, INC.

By:	/s/ Michel Lemoine
Michel Lemoine
CEO, President and Treasurer

Dragon’s Lair Holdings, Inc.

Index to Exhibits

Exhibits

Exhibit 23.1	Consent of Moore & Associates, Chartered

Exhibit 31.1	302 Certification – Michel Lemoine

Exhibit 32.1	906 Certification – Michel Lemoine