Form 10-Q
period 2009-03-31
Dragon's Lair Holdings, Inc.
filed 2009-05-14
CIK 1433605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock, no par value per share	7,901,078 shares

DRAGON’S LAIR HOLDINGS, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and equivalents	$43,932	$66,613
Inventory	402	402
Total Current Assets	44,334	67,015

FIXED ASSETS:
Equipment, net	420	445

OTHER ASSETS:
License, net	840	900

Total Assets	$45,594	$68,360

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$800	$6,051
Total Liabilities	800	6,051

SHAREHOLDERS' EQUITY:
Preferred stock (50,000,000 authorized;
par value $.001; none issued and outstanding)	$-
Common stock (100,000,000 shares authorized;
no par value; 7,901,078 and 7,901,078 issued and outstanding, respectively)	84,741	84,741
Deficit accumulated during the development stage	(39,947)	(22,432)
Total Shareholders' Equity (Deficiency)	44,794	62,309

Total Liabilities and Shareholders' Equity	$45,594	$68,360

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative from October 4, 2007 (Inception) through March 31, 2009
	For the three months ended March 31, 2009	For the three months ended March 31, 2008

Net Sales	$-	$-	$1,242

Cost of Sales	-	-	131

Gross Profit	-	-	1,111

Expenses:
Amortization	60	60	360
Depreciation	25	25	75
General and Administrative	17,430	7,512	40,623

Total Expenses	(17,515)	(7,597)	41,058

Net (loss) before Income Taxes	(17,515)	(7,597)	(39,947)

Provision for Income Taxes	-	-	-

Net (loss)	$(17,515)	$(7,597)	$(39,947)

Basic and diluted net loss per common share	$-	$-

Weighted average number of common shares outstanding	7,901,078	6,138,278

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
		Cumulative from October 4, 2007 (Inception) through March 31, 2009
	For the three months ended March 31, 2009

OPERATING ACTIVITIES:
Net loss	$(17,515)	$(39,947)
Issuance of common stock for services	-	4,008
Increase in amortization	60	360
Increase in depreciation	25	75
Increase in inventory	-	(402)
Increase (decrease) in accounts payable	(5,251)	800

Net cash used in operating activities	(22,681)	(35,106)

INVESTING ACTIVITIES:
Increase in Equipment	-	(495)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	79,533

NET INCREASE (DECREASE) IN CASH	(22,681)	43,932

CASH BEGINNING BALANCE	66,613	-

CASH ENDING BALANCE	$43,932	$43,932

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$-	$-

CASH TRANSACTIONS AFFECTING OPERATING, INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for license	$-	$1,200

DRAGON’S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period October 4, 2007 (Inception) through December 31, 2007 and the year ended December 31, 2008 were filed on March 31, 2009 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 and for the period October 4, 2007 (Inception) through March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the period from October 4, 2007 (inception) to December 31, 2007 the Company recognized no revenues.  In July, 2008, the Company commenced providing our first product, the Sore-Eez™ Chinese herbal body liniment.  For the period from October 4, 2007 (inception) to March 31, 2009, the Company recognized revenues in the amount of $1,242.

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

Intangible Assets

Intangible assets consist of a license agreement which is recorded at cost and amortized over a straight-line basis.  The amortization expense for the periods from January 1, 2009 to March 31, 2009 and from October 4, 2007 (inception) to March 31, 2009 was $60 and $360, respectively.  The value of the license was determined to be the legal costs to create the license, which was $1,200, as there were no other out-of-pocket costs for the license or the development of the recipe.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the periods from January 1, 2009 to March 31, 2009 and from October 4, 2007 (inception) to March 31, 2009.

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

Effective commencing on the year ended December 31, 2007, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	March 31,	December 31,
	2009	2008
Income tax expense (asset) at statutory rate	$(371)	$(371)
Valuation allowance	371	371

Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	March 31,	December 31,
	2009	2008
NOL Carryover	$39,947	$20,903
Valuation allowance	(39,947)	(22,432)
Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forward as of March 31, 2009 was $39,947, and for federal income tax reporting purposes are subject to annual limitations. Should a change in our ownership occur the net operating loss carry forwards may be limited as to their use in future years.

NOTE 6 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC). At March 31, 2009, the Company had no amounts in excess of the FDIC insured limit.

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

The estimated amortization expense over the next five years is as follows:

Year Ending December 31
2007	$ 60
2008	$240
2009	240
2010	240
2011	240
2012	180
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

Results of Operations

We are a development stage company and have incurred losses of $22,432 as of December 31, 2008 and $39,947 as of March 31, 2009.  In July, 2008, we commenced providing to the marketplace our first product, the Sore-Eez™ Chinese herbal body liniment, and have generated revenues of $1,242 as of March 31, 2009.  All of our revenues have come from the sale of the Sore-Eez™ Chinese herbal body liniment and from no other sources.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of March 31, 2009:

Cash and cash equivalents	$43,932
Working capital	43,534
Total assets	45,594
Total liabilities	800
Total shareholders’ equity	44,794

During the year ended December 31, 2008 compared to the period January 1, 2009 through March 31, 2009, working capital decreased from $60,964 to $43,534. The primary reason for the decrease in working capital was an increase in the use of cash as a result of the offering expenses related to the Company’s initial public offering during 2008.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities as of March 31, 2009.  Operating expenditures during the period covered by this report include general and administrative costs, depreciation expense and amortization expense.  During the three month period ended March 31, 2009, cash used in operating activities was $22,681.  The primary reason for the cash used in operating activities was due to the professional fees and costs associated with the Company’s initial public offering.

Cash Flows from Investing Activities

During the three month period ended March 31, 2009 compared to the year ended December 31, 2008, the Company’s cash flows from investing activities was $0 and $495, respectively, due to the purchase of an herb grinder on June 25, 2008.  Except for the herb grinder, we have not acquired any other significant equipment.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities.  Net cash provided by financing activities during the three month period ended March 31, 2009 and for the period from October 4, 2007, our inception, through December 31, 2008 was $0 and $79,533, respectively.  The cash flows from financing activities was due to proceeds from the sale of stock to our founders of $11,733 and our initial public offering, which provided proceeds to us in the amount of $67,800.

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

Going Concern

Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  We commenced operations on October 4, 2007 and have realized minimal revenues and operated at a loss since inception. As at March 31, 2009, we had working capital of $43,534 and an accumulated deficit of $39,947.   Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay our liabilities.  We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable.  If we are unable to obtain adequate capital, we could be forced to cease operations.  There can be no assurance that we will operate at a profit or additional debt or equity financing will be available, or if available, can be obtained on satisfactory terms.

Material Commitments

There were no material commitments for the period from October 4, 2007, our inception, through December 31, 2008 and the three month period ended March 31, 2009.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We have no cash equivalents.

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

For the period from October 4, 2007 (inception) through December 31, 2008 and the three month period ended March 31, 2009, we recognized revenues of $1,242 and $0, respectively.

Earnings (Loss) Per Share

We compute earnings per share in accordance with Statement of Accounting Standards No. 128, "Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period from October 4, 2007 (inception) through December 31, 2008 and the three month period ended March 31, 2009.

Intangible Assets

Intangible assets consist of a license agreement, which is recorded at cost and amortized over a straight-line basis.  The amortization expense for the period from October 4, 2007 (inception) to December 31, 2008 and the three month period ended March 31, 2009 was $300 and $60, respectively.  The value of the license was determined to be the legal costs to create the license, which was $1,200.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from October 4, 2007 (inception) to December 31, 2008 and the three month period ended March 31, 2009.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of March 31, 2009 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 31, 2009.

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

DRAGON’S LAIR HOLDINGS, INC.

DATE: May 13, 2009	By:	/s/ Michel Lemoine
Michel Lemoine
President, Secretary and Treasurer
(Principal Accounting Officer and Authorized Officer)

Dragon’s Lair Holdings, Inc.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Michel Lemoine
Exhibit 32.1	906 Certification – Michel Lemoine