Form 10-Q
period 2009-06-30
Dragon's Lair Holdings, Inc.
filed 2009-08-07
CIK 1433605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number 0-53439

DRAGON’S LAIR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	26-1427633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

785 NE 83rd Terrace Miami, Florida	33138
(Address of principal executive offices)	(Zip Code)

(786) 554-2771
(Issuer’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock, no par value per share	8,001,078 shares

DRAGON’S LAIR HOLDINGS, INC.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and equivalents	$33,416	$66,613
Inventory	402	402
Total Current Assets	33,818	67,015

FIXED ASSETS:
Equipment, net	395	445

OTHER ASSETS:
License, net	780	900

Total Assets	$34,993	$68,360

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$800	$6,051
Total Liabilities	800	6,051

SHAREHOLDERS' EQUITY:
Preferred stock (15,000,000 authorized;
par value $.001; none issued and outstanding)	$-	-
Common stock (100,000,000 shares authorized;
no par value; 8,001,078 and 8,001,078 issued and outstanding, respectively)	88,587	84,741
Deficit accumulated during the development stage	(54,394)	(22,432)
Total Shareholders' Equity	34,193	62,309

Total Liabilities and Shareholders' Equity	$34,993	$68,360

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from October 4, 2007 (Inception) through June 30, 2009
	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008

Net Sales	$-	$-	$-	$-	$1,242

Cost of Sales	-	-	-	-	131

Gross Profit	-	-	-	-	1,111

Expenses:
Amortization	60	60	120	120	420
Depreciation	25	-	50	-	100
General and Administrative	14,363	3,263	31,793	9,271	54,985

Total Expenses	(14,448)	(3,323)	(31,963)	(9,391)	(55,505)

Net (loss) before Income Taxes	(14,448)	(3,323)	(31,963)	(9,391)	(54,394)

Provision for Income Taxes	-	-	-	-	-

Net (loss)	$(14,448)	$(3,323)	$(31,963)	$(9,391)	$(54,394)

Basic and diluted net loss per common share	$-	$-	$-	$-

Weighted average number of common shares outstanding	8,001,078	6,138,278	8,001,078	8,001,078

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from October 4, 2007 (Inception) through June 30, 2009
	For the six months ended June 30, 2009	For the six months ended June 30, 2008

OPERATING ACTIVITIES:
Net loss	$(31,963)	$(9,391)	$(54,394)
Issuance of common stock for services	3,846	4,008	7,854
Increase in amortization	120	120	420
Increase in prepaid printing	-	(787)
Increase in depreciation	50	-	100
Increase in inventory	-	-	(402)
Increase (decrease) in accounts payable	(5,251)	1,800	800

Net cash used in operating activities	(33,198)	(4,250)	(45,622)

INVESTING ACTIVITIES:
Increase in Equipment	-	(495)	(495)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	79,533

NET INCREASE (DECREASE) IN CASH	(33,198)	(4,745)	33,416

CASH BEGINNING BALANCE	66,614	11,200	-

CASH ENDING BALANCE	$33,416	$6,455	$33,416

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Issuance of common stock for license	$-	$-	$1,200

DRAGON’S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period October 4, 2007 (Inception) through December 31, 2007 and the year ended December 31, 2008 were filed on June 30, 2009 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2009 and for the period October 4, 2007 (Inception) through June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the period from October 4, 2007 (inception) to December 31, 2007 the Company recognized no revenues.  In July, 2008, the Company commenced providing our first product, the Sore-Eez™ Chinese herbal body liniment.  For the period from October 4, 2007 (inception) to June 30, 2009, the Company recognized revenues in the amount of $1,242.

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

Intangible Assets

Intangible assets consist of a license agreement which is recorded at cost and amortized over a straight-line basis.  The amortization expense for the periods from January 1, 2009 to June 30, 2009 and from October 4, 2007 (inception) to June 30, 2009 was $60 and $360, respectively.  The value of the license was determined to be the legal costs to create the license, which was $1,200, as there were no other out-of-pocket costs for the license or the development of the recipe.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the periods from January 1, 2009 to June 30, 2009 and from October 4, 2007 (inception) to June 30, 2009.

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

Share Based Payments

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted 1on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

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

On April 1, 2009, the Company issued 100,000 shares of common stock to its transfer agent for services rendered at a value of $3,846.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	June 30	December 31,
	2009	2008
Income tax expense (asset) at statutory rate	$(371)	$(371)
Valuation allowance	371	371

Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	June 30,	December 31,
	2009	2008
NOL Carryover	$54,394	$22,432
Valuation allowance	(54,394)	(22,432)
Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forward as of June 30, 2009 was $54,394, and for federal income tax reporting purposes are subject to annual limitations. Should a change in our ownership occur the net operating loss carry forwards may be limited as to their use in future years.

NOTE 6 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2009, the Company had no amounts in excess of the FDIC insured limit.

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

The license will be amortized over five years using the straight line method.  Yamit Lemoine may terminate this license agreement in the event that we have not recognized revenues of at least $400,000 from the sale of products based on the Sore-Eez™ Chinese herbal liniment recipe by October 4, 2012. We have not achieved this level of sales as of June 30, 2009, so the license remains subject to termination by the licensor at the end of such period.

The estimated amortization expense over the next five years is as follows:
Year Ending December 31
2007	$60
2008	$240
2009	240
2010	240
2011	240
2012	180
$1,200

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on March 31, 2009 with the Securities and Exchange Commission and are hereby referenced.

The statements in this report include forward-looking statements.  These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers;  and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the gaming/entertainment industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Our Company is a provider of personal care products by means of a network of direct sales consultants, which is in the development stage.  Our business strategy is to provide quality products, operate at a profit and enable our direct sales consultants to operate at a profit.  In July, 2008, we commenced providing to the marketplace our first product, the Sore-Eez Chinese herbal body liniment.  Our primary focus over the course of the next 12 months will be to concentrate our efforts on introducing the Sore-Eez Chinese herbal liniment and other product candidates to the marketplace, producing inventory for sale and implementing our business plan, including recruiting and training a network of direct sales consultants.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has used cash flows in operations of $45,622 from inception of October 4, 2007 to June 30, 2009 and has an accumulated deficit of $54,394 through June 30, 2009. This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, management evaluates these estimates and assumptions, including but not limited to those related to revenue recognition and the impairment of long-lived assets, goodwill and other intangible assets. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

 Stock Compensation

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company records the expense of such services to employees and non employees based on the estimated fair value of the equity instrument using the Black-Scholes pricing model.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes. Amounts received in advance for subscription services, are deferred and recognized as revenue over the subscription term.

Outlook

The most important metric by which we judge the Company’s performance now and in the near term is top line sales growth. Our current commitment to develop and deliver quality products means that, for the near future, bottom line profitability will be a poor indicator of our success. We do not expect our development investment rate to decline meaningfully in the near future. Since investors are certain to be the primary, near term source of liquidity to support our development and marketing efforts, our liquidity will be driven by our ability to attract repeat investments from current shareholders and to find new ones. This in turn may be materially impacted by the general investment climate.

Our primary marketing challenge for the coming 12 months is to achieve greater and greater market awareness through hiring new direct marketing consultants.  Our primary developmental and operational challenge is to increase the amount of products we can offer and the amount of products can produce and make available for sale.

Revenues

As our revenues increase, we plan to continue to invest in marketing and sales by increasing the number of direct sales consultants and management personnel, expand our selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars. We do not expect our revenues to increase significantly until 2010.

General and Administrative Expenses
We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current chief executive, president, secretary and treasurer has foregone full salary payments during the initial stages of the business, during 2009 such person began to receive compensation. In addition, we believe in the 2010 fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Six Months Ended June 30, 2009 Compared to June 30, 2008

Revenues. The Company’s revenues for the six months ended June 30, 2009 were $0. The Company’s revenues for the six months ended June 30, 2008 were $0.  No revenues occurred during these periods, because no there were no product sales.

Cost of Revenues.  The Company’s cost of revenues for the six months ended June 30, 2009 were $0. The Company’s cost of revenues for the six months ended June 30, 2008 were $0.  There was not cost of revenues, because no product sales were made by the Company.

 Gross Profit/Loss. The Company’s gross profit/loss for the six months ended June 30, 2009 was $0. The Company’s gross profit/loss for the six months ended June 30, 2008 was $0.  No gross profit/loss occurred during these periods, because no there were no product sales.

Executive, Marketing and Promotion Expenses.  Executive, marketing and promotion expenses for the six months ended June 30, 2009 were $4,980 compared to $0 for the six months ended June 30, 2008.  Executive, marketing and promotional expenses consist primarily of salary and promotional, public relations expenses and travel relating to participation in our direct sales consultants’ marketing efforts.  We expect our executive, selling and marketing expenses to increase in the future due to an increase in direct expenses related to executive compensation, sales and marketing, including increases to salaries to personnel in marketing and business development, as well as increased bonus payments and sales commissions on our revenues.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2009 were $26,983 compared to $9,391 for the six months ended June 30, 2008.  General and administrative expenses consisted primarily of professional service fees associated with the Company its initial public offering, stock compensation expense and amortization of a license.

Net Loss. Net loss for the six months ended June 30, 2009 was $31,963 as compared to $9,391 for the six months ended June 30, 2008.  The net loss for the six months ended June 30, 2009 and June 30, 2008 was primarily related to general and administrative expenses and no revenues for the periods indicated.

As of six months ended June 30, 2009, we had an accumulated deficit of $54,394.

Results for the Quarter Ended June 30, 2009 Compared to June 30, 2008

Revenues. The Company’s revenues for the three months ended June 30, 2009 were $0. The Company’s revenues for the three months ended June 30, 2008 were $0.  No revenues occurred during these periods, because no there were no product sales.

Cost of Revenues.  The Company’s cost of revenues for the three months ended June 30, 2009 were $0. The Company’s cost of revenues for the three months ended June 30, 2008 were $0.  There was not cost of revenues, because no product sales were made by the Company.

 Gross Profit/Loss. The Company’s gross profit/loss for the three months ended June 30, 2009 was $0. The Company’s gross profit/loss for the three months ended June 30, 2008 was $0.  No gross profit/loss occurred during these periods, because no there were no product sales.

Executive, Marketing and Promotion Expenses.  Executive, marketing and promotion expenses for the three months ended June 30, 2009 were $0 compared to $0 for the three months ended June 30, 2008.  We expect our executive, selling and marketing expenses to increase in the future due to an increase in direct expenses related to executive compensation, sales and marketing, including increases to salaries to personnel in marketing and business development, as well as increased bonus payments and sales commissions on our revenues.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2009 were $14,363 compared to $3,323 for the three months ended June 30, 2008. General and administrative expenses consisted primarily of professional service fees associated with the Company its initial public offering, stock compensation expense and amortization of a license.

Net Loss. Net loss for the three months ended June 30, 2009 was $14,448 as compared to $3,323 for the three months ended June 30, 2008.  The net loss for the three months ended June 30, 2009 and June 30, 2008 was primarily related to general and administrative expenses and no revenues for the periods indicated.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its founders and through its initial public offering.

As of June 30, 2009, total current assets were $33,818 which consisted of $33,416 of cash and $402 of inventory.  As of December 31, 2008, total current assets were $67,015 which consisted of $66,613 of cash and $402 of inventory.

As of June 30, 2009, total current liabilities were $800, which consisted of accounts payable.  As of December 31, 2008, total current liabilities were $6,051, which consisted of accounts payable.  We had net working capital of $33,018 as of June 30, 2009, compared to net working capital of $60,964 as of December 31, 2008.

During the six months ended June 30, 2009, operating activities used cash of $33,198 as compared to the six months ended June 30, 2008, where we used cash of $4,250 in operating activities.  The cash used by operating activities for the six months ended June 30, 2009 and June 30, 2008 was due primarily to general and administrative expenses.

For the six months ended June 30, 2009, we had a net decrease in cash of $33,198 as compared to $4,745 for the six months ended June 30, 2008. Cash flows from financing activities represented the Company’s principal source of cash since October 4, 2007 (inception) through June 30, 2009.

We acquired certain equipment during the six month period ended June 30, 2008 in the amount of $495.

Intangible Assets

Intangible assets consist of a license agreement, which is recorded at cost and amortized over a straight-line basis.  The amortization expense for the six month period ended June 30, 2009 and December 31, 2008 was $120 and $120, respectively.  The value of the license was determined to be the legal costs to create the license, which was $1,200 and less amortization expense, it was valued at $780 as of June 30, 2009 and $900 as of December 31, 2008.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the six month periods ended June 30, 2009 and June 30, 2008.

Material Commitments

There were no material commitments during the six month periods ended June 30, 2009 and June 30, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any anticipate entering into any off-balance arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 “. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of June 30, 2009 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of June 30, 2009.

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

/s/ Michel Lemoine
President, Secretary, Treasurer and Director

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The following is a summary of unregistered sales of equity securities by us during the three months ended June 30, 2009.  Each offer and sale was made in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated under Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering.  The purchaser was an “accredited investor” known to us through a pre-existing business relationship.  The purchaser was provided access to all material information which it requested, and all information necessary to verify such information and was afforded access to our management in connection with its purchase. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the registrant. The stock certificate representing such securities that were issued contained a restrictive legend, prohibiting further transfer of the stock certificate representing such securities, without such securities either being first registered or otherwise exempt from registration under the Securities Act, in any further resale or disposition.

On April 1, 2009, we issued 100,000 shares of common stock to Island Capital Management, LLC, our transfer agent, for services rendered by the transfer agent valued at $3,846.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Use of Proceeds from Initial Public Offering

On October 2, 2008, we commenced an initial public offering of 50,000 shares of our Series A Convertible Preferred Stock pursuant to our Form S-1 Registration Statement ( No. 333-150751), which was declared effective by the SEC on such date.  Each share of Series A Convertible Preferred Stock was convertible into 260 shares of Common Stock.  Of the 50,000 shares of Series A Convertible Preferred Stock that were offered, 6,780 shares were sold at an offering price of $10.00 per share and generated gross proceeds of $67,800.  Such offering was made directly to the public by us without the assistance of any underwriters, brokers or dealers.  The proceeds of the offering in the amount of $67,800 were deposited in our non-interest bearing bank account, and have been used by us in the business, as of June 30, 2009, as follows:

Marketing, Promotion and Advertising	$4,256
Printing expenses	6,656
Executive Compensation	1,080
Legal fees and expenses	16,382
Accounting fees and expenses	6,100
Blue sky fees and expenses	1,292
Transfer Agent fees	4,661
Miscellaneous	1,385

Total	$41,812

Other than executive compensation paid to our Chief Executive Officer, President, Secretary and Treasurer in the amount of $1,080, no cash payments were made to the directors or officers of the Company or associates or affiliates of the Company from the proceeds of our initial public offering.

Item 6.  Exhibits

(a)                 Exhibits

Exhibit 31.1   302 Certification – Michel Lemoine
Exhibit 32.1   906 Certification – Michel Lemoine

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRAGON’S LAIR HOLDINGS, INC.

DATE:  August 7, 2009                                                                      By:  /s/ Michel Lemoine
Michel Lemoine
President, Secretary and Treasurer
(Principal Accounting Officer and Authorized Officer)

Dragon’s Lair Holdings, Inc.

Index to Exhibits
Exhibit Number       Description
Exhibit 31.1   302 Certification – Michel Lemoine
Exhibit 32.1   906 Certification – Michel Lemoine