Form 10-Q
period 2009-09-30
Dragon's Lair Holdings, Inc.
filed 2009-11-16
CIK 1433605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2009
Common Stock, no par value per share	8,001,078 shares

DRAGON’S LAIR HOLDINGS, INC.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and equivalents	$26,339	$66,613
Inventory	402	402
Total Current Assets	26,741	67,015

FIXED ASSETS:
Equipment, net	370	445

OTHER ASSETS:
License, net	720	900

Total Assets	$27,831	$68,360

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$450	$6,051
Total Liabilities	450	6,051

SHAREHOLDERS' EQUITY:
Preferred stock (15,000,000 authorized;
par value $.001; none issued and outstanding)	$-	-
Common stock (100,000,000 shares authorized;
no par value; 8,001,078 and 8,001,078 issued and outstanding, respectively)	88,587	84,741
Deficit accumulated during the development stage	(61,206)	(22,432)
Total Shareholders' Equity	27,381	62,309

Total Liabilities and Shareholders' Equity	$27,831	$68,360

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
					Cumulative from October 4, 2007 (Inception) through September 30, 2009
	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008

Net Sales	$-	$1,242	$-	$1,242	$1,242

Cost of Sales	-	131	-	131	131

Gross Profit	-	1,111	-	1,111	1,111

Expenses:
General and Administrative	6,812	8,815	38,774	18,206	62,317

Total Expenses	(6,812)	(8,815)	(38,774)	(18,206)	(62,317)

Net (loss) before Income Taxes	(6,812)	(7,704)	(38,774)	(17,095)	(61,206)

Provision for Income Taxes	-	-	-	-	-

Net (loss)	$(6,812)	$(7,704)	$(38,774)	$(17,095)	$(61,206)

Basic and diluted net loss per common share	$-	$-	$-	$-

Weighted average number of common shares outstanding	8,001,078	6,138,278	8,001,078	8,001,078

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
			Cumulative from October 4, 2007 (Inception) through September 30, 2009
	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008

OPERATING ACTIVITIES:
Net loss	$(38,774)	$(17,096)	$(61,206)
Issuance of common stock for services	3,846	4,008	7,854
Increase in amortization	180	180	480
Increase in prepaid printing	-	-
Increase in depreciation	75	25	125
Increase in inventory	-	131	(402)
Increase (decrease) in accounts payable	(5,601)	2,956	450

Net cash used in operating activities	(40,274)	(9,796)	(52,699)

INVESTING ACTIVITIES:
Increase in Equipment	-	(495)	(495)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	79,533

NET INCREASE (DECREASE) IN CASH	(40,274)	(10,291)	26,339

CASH BEGINNING BALANCE	66,613	11,200	-

CASH ENDING BALANCE	$26,339	$909	$26,339

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Issuance of common stock for license	$-	$-	$1,200

DRAGON’S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period October 4, 2007 (Inception) through December 31, 2007 and the year ended December 31, 2008 were filed on March 31, 2009 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2009 and for the period October 4, 2007 (Inception) through September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of shares of shares of common stock of the Company, (2) the sale of the Sore-Eez™ Chinese herbal body liniment and other product candidates, and (3) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

The Company closely follows the provisions of Staff Accounting Bulletin No. 104 as described above. For the period from October 4, 2007 (inception) to December 31, 2007 the Company recognized no revenues.  In July, 2008, the Company commenced providing our first product, the Sore-Eez™ Chinese herbal body liniment.  For the period from October 4, 2007 (inception) to September 30, 2009, the Company recognized revenues in the amount of $1,242.

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with the Accounting Standards Codification (“ASC”) 260 “Earnings Per Share” which was previously Statement of Accounting Standards No. 128, “Earnings per Share”  (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

Intangible Assets

Intangible assets consist of a license agreement which is recorded at cost and amortized over a straight-line basis.  The amortization expense for the periods from January 1, 2009 to September 30, 2009 and from October 4, 2007 (inception) to September 30, 2009 was $180 and $480, respectively.  The value of the license was determined to be the legal costs to create the license, which was $1,200, as there were no other out-of-pocket costs for the license or the development of the recipe.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the periods from January 1, 2009 to September 30, 2009 and from October 4, 2007 (inception) to September 30, 2009.

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.   As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles – Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e., book value can go negative).  The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2009, the Company had no amounts in excess of the FDIC insured limit.

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

The license will be amortized over five years using the straight line method.  Yamit Lemoine may terminate this license agreement in the event that we have not recognized revenues of at least $400,000 from the sale of products based on the Sore-Eez™ Chinese herbal liniment recipe by October 4, 2012. We have not achieved this level of sales as of September 30, 2009, so the license remains subject to termination by the licensor at the end of such period.

The estimated amortization expense over the next five years is as follows:

                                                                    Year Ending December 31
     2007 ............. $  60
     2008 ............. $240
     2009 .............   240
     2010 .............   240
     2011                240
     2012                180
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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has used cash flows in operations of $52,699 from inception of October 4, 2007 to September 30, 2009 and has an accumulated deficit of $61,206 through September 30, 2009. This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Results for the Nine Months Ended September 30, 2009 Compared to September 30, 2008

Revenues. The Company’s revenues for the nine months ended September 30, 2009 were $0. The Company’s revenues for the nine months ended September 30, 2008 were $0.  No revenues occurred during these periods, because no there were no product sales.

Cost of Revenues.  The Company’s cost of revenues for the nine months ended September 30, 2009 were $0. The Company’s cost of revenues for the nine months ended September 30, 2008 were $0.  There was not cost of revenues, because no product sales were made by the Company.

 Gross Profit/Loss. The Company’s gross profit/loss for the nine months ended September 30, 2009 was $0. The Company’s gross profit/loss for the nine months ended September 30, 2008 was $0.  No gross profit/loss occurred during these periods, because no there were no product sales.

Executive, Marketing and Promotion Expenses.  Executive, marketing and promotion expenses for the nine months ended September 30, 2009 were $3,080 compared to $0 for the nine months ended September 30, 2008.  Executive, marketing and promotional expenses consist of salary expense in 2009.  We expect our executive, selling and marketing expenses to increase in the future due to an increase in direct expenses related to executive compensation, sales and marketing, including increases to salaries to personnel in marketing and business development, as well as increased bonus payments and sales commissions on our revenues.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2009 were $38,774 compared to $18,206 for the nine months ended September 30, 2008.  General and administrative expenses consisted primarily of professional service fees associated with the Company’s initial public offering, stock compensation expense and amortization of a license.

Net Loss. Net loss for the nine months ended September 30, 2009 was $38,774 as compared to $18,206 for the nine months ended September 30, 2008.  The net loss for the nine months ended September 30, 2009 and September 30, 2008 was primarily related to general and administrative expenses and no revenues for the periods indicated.

As of nine months ended September 30, 2009, we had an accumulated deficit of $61,206.

Results for the Quarter Ended September 30, 2009 Compared to September 30, 2008

Revenues. The Company’s revenues for the three months ended September 30, 2009 were $0. The Company’s revenues for the three months ended September 30, 2008 were $0.  No revenues occurred during these periods, because no there were no product sales.

Cost of Revenues.  The Company’s cost of revenues for the three months ended September 30, 2009 were $0. The Company’s cost of revenues for the three months ended September 30, 2008 were $0.  There was not cost of revenues, because no product sales were made by the Company.

 Gross Profit/Loss. The Company’s gross profit/loss for the three months ended September 30, 2009 was $0. The Company’s gross profit/loss for the three months ended September 30, 2008 was $0.  No gross profit/loss occurred during these periods, because no there were no product sales.

Executive, Marketing and Promotion Expenses.  Executive, marketing and promotion expenses for the three months ended September 30, 2009 were $2,000 compared to $0 for the three months ended September 30, 2008.  Executive, marketing and promotional expenses consist of salary expense in 2009.  We expect our executive, selling and marketing expenses to increase in the future due to an increase in direct expenses related to executive compensation, sales and marketing, including increases to salaries to personnel in marketing and business development, as well as increased bonus payments and sales commissions on our revenues.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2009 were $6,812 compared to $8,815 for the three months ended September 30, 2008. General and administrative expenses consisted primarily of professional service fees associated with the Company its initial public offering, stock compensation expense and amortization of a license.

Net Loss. Net loss for the three months ended September 30, 2009 was $6,812 as compared to $7,704 for the three months ended September 30, 2008.  The net loss for the three months ended September 30, 2009 and September 30, 2008 was primarily related to general and administrative expenses and no revenues for the periods indicated.

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

As of September 30, 2009, total current assets were $26,741 which consisted of $26,339 of cash and $402 of inventory.  As of December 31, 2008, total current assets were $67,015 which consisted of $66,613 of cash and $402 of inventory.

As of September 30, 2009, total current liabilities were $450, which consisted of accounts payable.  As of December 31, 2008, total current liabilities were $6,051, which consisted of accounts payable.  We had net working capital of $26,291 as of September 30, 2009, compared to net working capital of $60,964 as of December 31, 2008.

During the nine months ended September 30, 2009, operating activities used cash of $40,274 as compared to the nine months ended September 30, 2008, where we used cash of $9,796 in operating activities.  The cash used by operating activities for the nine months ended September 30, 2009 and September 30, 2008 was due primarily to general and administrative expenses.

For the nine months ended September 30, 2009, we had a net decrease in cash of $(40,274) as compared to $(10,291) for the nine months ended September 30, 2008. Cash flows from financing activities represented the Company’s principal source of cash since October 4, 2007 (inception) through September 30, 2009.

We acquired certain equipment during the nine month period ended September 30, 2008 in the amount of $495.

Intangible Assets

Intangible assets consist of a license agreement, which is recorded at cost and amortized over a straight-line basis.  The amortization expense for the nine month period ended September 30, 2009 and December 31, 2008 was $180 and $240, respectively.  The value of the license was determined to be the legal costs to create the license, which was $1,200 and less amortization expense, it was valued at $720 as of September 30, 2009 and $900 as of December 31, 2008.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the nine month periods ended September 30, 2009 and September 30, 2008.

Material Commitments

There were no material commitments during the nine month periods ended September 30, 2009 and September 30, 2008.

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.   As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles – Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e., book value can go negative).  The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of September 30, 2009 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of September 30, 2009.

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

/s/ Michel Lemoine
President, Secretary, Treasurer and Director

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the three months ended September 30, 2009.

Use of Proceeds from Initial Public Offering

On October 2, 2008, we commenced an initial public offering of 50,000 shares of our Series A Convertible Preferred Stock pursuant to our Form S-1 Registration Statement ( No. 333-150751), which was declared effective by the SEC on such date.  Each share of Series A Convertible Preferred Stock was convertible into 260 shares of Common Stock.  Of the 50,000 shares of Series A Convertible Preferred Stock that were offered, 6,780 shares were sold at an offering price of $10.00 per share and generated gross proceeds of $67,800.  Such offering was made directly to the public by us without the assistance of any underwriters, brokers or dealers.  The proceeds of the offering in the amount of $67,800 were deposited in our non-interest bearing bank account, and have been used by us in the business, as of September 30, 2009, as follows:

Marketing, Promotion and Advertising	$4,256
Printing expenses	7,133
Executive Compensation	3,080
Legal fees and expenses	16,382
Accounting fees and expenses	9,100
Blue sky fees and expenses	1,292
Transfer Agent fees	5,461
Miscellaneous	1,385

Total	$48,089

Other than executive compensation paid to our Chief Executive Officer, President, Secretary and Treasurer in the amount of $3,080, no cash payments were made to the directors or officers of the Company or associates or affiliates of the Company from the proceeds of our initial public offering.

Item 6.  Exhibits

(a)                 Exhibits

Exhibit 31.1      302 Certification – Michel Lemoine
Exhibit 32.1      906 Certification – Michel Lemoine

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRAGON’S LAIR HOLDINGS, INC.

DATE:  November 16, 2009                                                                 By:  /s/ Michel Lemoine
Michel Lemoine
President, Secretary and Treasurer
(Principal Accounting Officer and Authorized Officer)

Dragon’s Lair Holdings, Inc.

Index to Exhibits

Exhibit
Number             Description
Exhibit 31.1      302 Certification – Michel Lemoine
Exhibit 32.1      906 Certification – Michel Lemoine