Form 10-K
period 2009-12-31
Dragon's Lair Holdings, Inc.
filed 2010-02-05
CIK 1433605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

Commission file number:  000-52202

Dragon’s Lair Holdings, Inc.
(Exact name of registrant as specified in its charter)

Florida	26-1427633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

785 NE 83rd Terrace
Miami, Florida  33138
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates was $88,140, based on the price of a share of Common Stock on January 31, 2010, which was sold in the registrant’s initial public offering.  Shares of Common Stock known by the registrant to be beneficially owned as of January 31, 2010 by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

At January 31, 2010, there were 8,001,078 shares of the registrant’s Common Stock issued and outstanding.

DRAGON'S LAIR HOLDINGS, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2009

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

Our company structure is set forth in the following chart:

DRAGON’S LAIR HOLDINGS, INC. a Florida corporation

DRAGON’S LAIR HEALTH PRODUCTS, INC. a Florida corporation (100% Owned Subsidiary)

As of December 31, 2009, we had an accumulated deficit of $94,043.  Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

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

Employees

As of January 31, 2010, we had two part-time employees.  All of our employees are “at will” which means that our employees are neither covered by employment agreements nor by collective bargaining agreements. We believe that our relations with our employees are good.

Item 1A.   Risk Factors.

Not applicable.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

Our executive offices are located at 785 N.E. 83rd Terrace, Miami, Florida 33138.  We occupy approximately 400 square feet of office space, which we currently occupy rent-free.

Item 3.   Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4.   Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been approved for quotation on the over-the-counter bulletin board market under the symbol “DRGA.”  While we anticipate that a public trading market for our shares of common stock will develop, a public trading market for our shares of Common Stock has not yet commenced and no shares of our common stock have been traded on the over-the-counter bulletin board market.  There can be no assurance that such a public trading market will develop, or, if such a trading market is developed, that it can be maintained with liquidity.  On December 31, 2009, there were 41 registered holders of our common stock.

Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

The following is a summary of transactions by us from October 4, 2007, which is our inception, through January 31, 2010 involving sales of our securities that were not registered under the Securities Act.  Each offer and sale was made in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated under Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering.  The purchasers were “accredited investors,” officers, directors or employees of the registrant or known to the registrant and its management through pre-existing business relationships, family, friends and employees.  All purchasers were provided access to all material information which they requested, and all information necessary to verify such information and were afforded access to management of the registrant in connection with their purchases. All holders of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the registrant. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration under the Securities Act, in any further resale or disposition.

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

On December 31, 2007, we issued the Company issued 63,278 shares of common stock to our Michel Lemoine, our initial Chairman, Chief Executive Officer, President, Secretary and Treasurer, for cash in the amount of $633.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Directors Share Issuances

On March 27, 2008, the Company issued 25,000 shares of common stock to each of our initial directors, Michel Lemoine, Steve Kravitz, H. Bradley Ress and Joseph Pierre-Louis, or an aggregate of 100,000 shares of common stock, for services rendered by each of our directors valued at $1,002, or an aggregate of $4,008.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Transfer Agent Share Issuance

On April 1, 2009, the Company issued 100,000 shares of common stock to Island Capital Management, LLC, our transfer agent, for services rendered in the amount $3,846.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Use of Proceeds from Initial Public Offering

On October 2, 2008, we commenced an initial public offering of 50,000 shares of our Series A Convertible Preferred Stock pursuant to our Form S-1 Registration Statement ( No. 333-150751), which was declared effective by the SEC on such date.  Each share of Series A Convertible Preferred Stock was convertible into 260 shares of Common Stock.  Of the 50,000 shares of Series A Convertible Preferred Stock that were offered, 6,780 shares were sold at an offering price of $10.00 per share and generated gross proceeds of $67,800.  Such offering was made directly to the public by us without the assistance of any underwriters, brokers or dealers.  The proceeds of the offering in the amount of $67,800 were deposited in our non-interest bearing bank account, and have been used by us in the business, as of December 31, 2009, as follows:

Marketing, Promotion and Advertising	$4,256
Printing expenses	7,453
Executive Compensation	3,080
Legal fees and expenses	32,173
Accounting fees and expenses	12,100
Blue sky fees and expenses	1,292
Transfer Agent fees	6,061
Miscellaneous	1,385

Total	$67,800

Other than executive compensation paid to our Chief Executive Officer, President, Secretary and Treasurer in the amount of $3,080, no cash payments were made to the directors or officers of the Company or associates or affiliates of the Company from the proceeds of our initial public offering.

Item 6.  Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the years ended December 31, 2009 and December 31, 2008, together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.
	Year Ended December 31, 2009
Consolidated Statement of Operations Data:			Year Ended December 31, 2008	Period from October 4, 2007 (inception) through December 31, 2009
Revenue:	$-		$1,241	$1,241
Cost of Goods Sold:	-		131	131
Gross Profit:	-		1,110	1,110

Expenses:
Depreciation and Amortization	340		290	690
General and administrative	71,271		21,723	94,463

Total expenses	71,611		22,013	95,153

Net (loss)	$(71,611	) $	(20,903)	$(94,043)

Basic and diluted net (loss) per share	$-		$-
Weighted average number of common shares outstanding	7,976,420		6,119,597

	As of	As of December 31, 2008
Consolidated Balance Sheet Data:	December 31, 2009

Cash and cash equivalents	$137	$66,613
Working capital	(6,461)	60,964
Total assets	1,544	68,360
Total long-term liabilities	-	-
Total liabilities	7,000	6,051
Total shareholders’ equity/(deficit)	(5,456)	62,309

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-K and are hereby referenced.
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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with limited revenues, has used cash flows in operations of $78,901 from inception of October 4, 2007 to December 31, 2009 and has an accumulated deficit of $94,043 through December 31, 2009. This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

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

Results for the Year Ended December 31, 2009 Compared to December 31, 2008

Revenues. The Company’s revenues for the year ended December 31, 2009 were $0. The Company’s revenues for the year ended December 31, 2008 were $1,241.  No revenues occurred in the 2009 period, because no there were no product sales. The revenues in the 2008 period were from sales of the SoreEez Chinese herbal liniment.

Cost of Revenues.  The Company’s cost of revenues for the year ended December 31, 2009 were $0. The Company’s cost of revenues for the year ended December 31, 2009 were $131.  No costs of revenues occurred in the 2009 period, because no there were no product sales. The costs of revenues in the 2008 period were in connection with the sales of the SoreEez Chinese herbal liniment.

Gross Profit/Loss. The Company’s gross profit/loss for the year ended December 31, 2009 was $0. The Company’s gross profit/loss for the year ended December 31, 2009 was $1,110.  No gross profit resulted in the 2009 period, because no there were no product sales. The gross profit in the 2008 period was made in connection with the sales of the SoreEez Chinese herbal liniment.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2009 were $71,271 compared to $21,723 for the year ended December 31, 2008.  General and administrative expenses consisted primarily of professional service fees associated with the Company’s initial public offering, stock compensation expense and amortization of a license.  The increase in administrative expenses from the 2009 period compared to 2008 period was due to an increase in the payment of professional service fees.

Net Loss. Net loss for the year ended December 31, 2009 was $(71,611) as compared to $(20,903) for the year ended December 31, 2008.  The increase in the net loss from the 2009 period compared to 2008 period was due to an increase in the payment of professional service fees.

As of the year ended December 31, 2009, we had an accumulated deficit of $(94,043).

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

As of December 31, 2009, total current assets were $539 which consisted of $137 of cash and $402 of inventory.  As of December 31, 2008, total current assets were $67,015 which consisted of $66,613 of cash and $402 of inventory.

As of December 31, 2009, total current liabilities were $7,000, which consisted of accounts payable.  As of December 31, 2008, total current liabilities were $6,051, which consisted of accounts payable.  We had negative net working capital of $(6,461) as of December 31, 2009, compared to net working capital of $60,964 as of December 31, 2008.

During the year ended December 31, 2009, operating activities used cash of $66,476 as compared to the year ended December 31, 2008, where we used cash of $11,892 in operating activities.  The cash used by operating activities for the year ended December 31, 2009 and December 31, 2008 was due primarily to general and administrative expenses.

For the year ended December 31, 2009, we had a net decrease in cash of $(66,476) as compared to a $55,413 net increase  for the year  ended December 31, 2008. Cash flows from financing activities represented the Company’s principal source of cash since October 4, 2007 (inception) through December 31, 2009.

We acquired certain equipment during the year ended December 31, 2008 in the amount of $495.

Intangible Assets

Intangible assets consist of a license agreement, which is recorded at cost and amortized over a straight-line basis.  The amortization expense for the year ended December 31, 2009 and December 31, 2008 was $240 and $240, respectively.  The value of the license was determined to be the legal costs to create the license, which was $1,200 and less amortization expense, it was valued at $660 as of December 31, 2009 and $900 as of December 31, 2008.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the year ended December 31, 2009 and December 31, 2008.

Material Commitments

There were no material commitments during the year ended December 31, 2009 and December 31, 2008.

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

Intangible Assets

Intangible assets consist of a license agreement, which is recorded at cost and amortized fiver years over a straight-line basis.   The value of the license was determined to be the legal costs to create the license, which was $1,200.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the years ended December 31, 2009 and December 31, 2008.

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

Recent Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

LAKE & ASSOCIATES, CPA’s LLC

To the Board of Directors and
Stockholders of Dragon’s Lair Holdings, Inc.

We have audited the accompanying balance sheet of Dragon’s Lair Holdings, Inc. (a development stage enterprise)(the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and for the period October 4, 2007 (inception) through December 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dragon’s Lair Holdings, Inc. (a Florida corporation) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period October 4, 2007 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 1, the Company has been in the development stage since its inception (October 4, 2007) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA’s LLC
Lake & Associates, CPA’s LLC
Schaumburg, Illinois
February 4, 2010

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31, 2009	December 31, 2008
CURRENT ASSETS:
Cash and equivalents	$137	$66,613
Inventory	402	402
Total Current Assets	539	67,015

FIXED ASSETS:
Equipment, net of accumulated depreciation of $150 and $50, respectively	345	445

OTHER ASSETS:
License, net	660	900

Total Assets	$1,544	$68,360

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$7,000	$6,051
Total Liabilities	7,000	6,051

SHAREHOLDERS' EQUITY/(DEFICIT):
Preferred stock (50,000,000 authorized;
par value $.001; none issued and outstanding)	$-	$-
Common stock (100,000,000 shares authorized;
no par value; 8,001,078 issued and outstanding)	88,587	84,741
Deficit accumulated during the development stage	(94,043)	(22,432)
Total Shareholders' Equity (Deficit)	(5,456)	62,309

Total Liabilities and Shareholders' Equity/(Deficit)	$1,544	$68,360

The accompanying notes are an  integral part of these statements.

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)
			Cumulative from
	For the year ended ended	For the year ended	October 4, 2007 (Inception) through
	December 31, 2009	December 31, 2008	December 31, 2009

Net Sales	$-	$1,241	$1,241

Cost of Sales	-	131	131

Gross Profit	-	1,110	1,110

Expenses:
Amortization	240	240	540
Depreciation	100	50	150
General and Administrative	71,271	21,723	94,463

Total Expenses	(71,611)	(22,013)	95,153

Net (loss) before Income Taxes	(71,611)	(20,903)	(94,043)

Provision for Income Taxes	-	-	-

Net (loss)	$(71,611)	$(20,903)	$(94,043)

Basic and diluted net loss per common share	$-	$-

Weighted average number of common shares outstanding	7,976,420	6,119,597

The accompanying notes are an  integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FROM OCTOBER 4, 2007 (INCEPTION) THROUGH DECEMBER 31, 2009

(Audited)
					Accumulated	Total
	Preferred Stock		Common Stock		(Deficit) During	Shareholders'
	Shares	Amount	Shares	Amount	Development Stage	Equity

Balance at October 4, 2007	-	$-	975,000	$1,200	$-	$1,200
Common stock issued for license

Founder's shares	-	-	5,000,000	11,100	-	11,100
November 4, 2007, $0.00222/share

Common stock issued for cash	-	-	63,278	633	-	633
December 31, 2007, $0.01/share

Net (loss) for the period	-	-	-	-	(1,529)	(1,529)

Balance at December 31, 2007	-	-	6,038,278	12,933	(1,529)	11,404

Common stock issued for services	-	-	100,000	4,008	-	4,008
March 27, 2008, $0.04008/share

Common stock issued for cash
December 31, 2008, $0.03846/share			1,762,800	67,800		67,800

Net (loss) for the period	-	-	-	-	(20,903)	(20,903)

Balance at December 31, 2008	-	-	7,901,078	84,741	(22,432)	62,309

Common stock issued for services	-	-	100,000	3,846	-	3,846
April 1, 2009, $0.03846/share

Net (loss) for the period	-	-	-	-	(71,611)	(71,611)

Balance at December 31, 2009	-	-	8,001,078	88,587	(94,043)	(5,456)

The accompanying notes are an  integral part of these statements.

DRAGON'S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)
			Cumulative from
	For the year ended	For the year ended	October 4, 2007 (Inception) through
	December 31, 2009	December 31, 2008	December 31, 2009
OPERATING ACTIVITIES:
Net loss	$(71,611)	$(20,903)	$(94,043)
Issuance of common stock for services	3,846	4,008	7,854
Increase in amortization	240	240	540
Increase in depreciation	100	50	150
(Increase) decrease in inventory	-	131	(402)
Increase in accounts payable	949	4,582	7,000

Net cash used in operating activities	(66,476)	(11,892)	(78,901)

INVESTING ACTIVITIES:
Increase in equipment	-	(495)	(495)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	67,800	79,533

NET INCREASE (DECREASE) IN CASH	(66,476)	55,413	137

CASH BEGINNING BALANCE	66,613	11,200	-

CASH ENDING BALANCE	$137	$66,613	$137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

CASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Issuance of common stock for license	$-	-	$1,200

The accompanying notes are an  integral part of these statements.

DRAGON’S LAIR HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND DECEMBER 31, 2008

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

Development Stage Risk

The Company has earned minimal revenues from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity/(deficit) and cash flows disclose activity since the date of the Company's inception

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities.  In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained.  Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

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

Equipment

Equipment is stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful life of five years.

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended December 31, 2009 and 2008, advertising expenses totaled $3,900 and $156, respectively.

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred;

•	Price is fixed or determinable; and

•	Collectibility is reasonably assured.

The Company closely follows the provisions of ASC 605, “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above. For the periods from October 4, 2007 (inception) to December 31, 2007 and January 1, 2008 to June 30, 2008, respectively, the Company recognized no revenues.  In July, 2008, the Company commenced providing our first product, the Sore-Eez™ Chinese herbal body liniment.  For the period from October 4, 2007 (inception) to December 31, 2008, the Company recognized revenues in the amount of $1,241.  For the year ended December 31, 2009, the Company recognized no revenues.

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share”, which was previously Statement of Accounting Standards No. 128, "Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

Intangible Assets

Intangible assets consist of a license agreement which is recorded at cost and amortized over a straight-line basis.   The value of the license was determined to be the legal costs to create the license, which was $1,200, as there were no other out-of-pocket costs for the license or the development of the recipe.  The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from October 4, 2007 (inception) to December 31, 2009.

Income Taxes

The Company accounts for income taxes as outlined in ASC 740, “Income Taxes”, which was previously Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Share Based Payments

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) is now included in ASC 718 “Compensation – Stock Compensation.”  Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

Effective for the year ended December 31, 2007, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Recently Issued Accounting Pronouncements

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Subsequent Events

We evaluated subsequent events through the date and time our financial statements were issued on February 5, 2010.

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

On March 27, 2008, the Company issued 100,000 shares of common stock to our initial directors for services rendered at a value of $4,008.

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

NOTE 4 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes”, which was previously Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2009	2008
Income tax expense (asset) at statutory rate	$(24,348)	$(7,107)
Valuation allowance	24,348	7,107

Income tax expense per books	$-0-	$-0-

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2009	2008
NOL Carryover	$94,043	$22,432
Valuation allowance	(94,043)	(22,432)

Net deferred tax asset	$-0-	$-0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for the years ended December 31, 2009 and December 31, 2008, were $94,043 and 22,432, respectively, and for federal income tax reporting purposes are subject to annual limitations.  Should a change in our ownership occur the net operating loss carry forwards may be limited as to their use in future years.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2009 and December 31, 2008, respectively, the Company had no amounts in excess of FDIC insured limit.

NOTE 6 - LICENSE AGREEMENT

We have entered into a license agreement with Yamit Lemoine, a significant shareholder and the wife of our former chief executive officer, which grants us a license for a term five (5) years until at least October 4, 2012 for the exclusive worldwide use of the Sore-Eez™ Chinese herbal liniment recipe and, perpetually, thereafter, if we have generated at least $400,000 from the sale of products based on the Sore-Eez™ Chinese herbal liniment recipe on or prior to such date.  Pursuant to this license agreement, we are required to exercise our best efforts to undertake and maintain the commercial scale production, marketing and distribution of products embodying the subject matter of the Sore-Eez™ Chinese herbal liniment recipe.  We may not sublicense or assign any of our rights under the license agreement.

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

The license will be amortized over five years using the straight line method.  Yamit Lemoine may terminate this license agreement in the event that we have not recognized revenues of at least $400,000 from the sale of products based on the Sore-Eez™ Chinese herbal liniment recipe by October 4, 2012.   We have not achieved this level of sales as of December 31, 2009, so the license remains subject to termination by the licensor at the end of such period.

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

There has been no change in our internal controls over financial reporting during our fourth fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2009, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2009.

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

/s/ Bobby R. Smith, Jr.
CEO, President and Treasurer

Item 9B.   Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the fourth quarter ended December 31, 2009, but not reported.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of February  4, 2010, are as follows:
Name	Age	Principal Positions With Us
Bobby R. Smith, Jr.	46	Chairman of the Board, Chief Executive Officer, President and Treasurer
Frances Mize	63	Secretary and Director

The following describes the business experience of each of our executive officers and directors, including other directorships held in reporting companies, if any:

Bobby R. Smith, Jr.  Since September 2002, Bobby R. Smith, Jr., has served as the president and owner of Four Star Investments, Inc., an Alabama corporation.  Mr. Smith is a licensed builder and general contractor with the State of Alabama.

Frances Mize.  Since February 2006, Frances Mize, has served as the manager and owner of Four Star Properties, LLC.  For more than the past five years, Ms. Mize has served as the qualifying broker for properties owned by Four Star Realty, LLC and its affiliates.  Ms. Mize is a licensed realtor in the State of Alabama.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than our executive officers.

Committees of the Board of Directors

Our board of directors intends to establish an audit committee, a compensation committee and a nominating and corporate governance committee. Our board may establish other committees from time to time to facilitate the management of our company; however, we have not yet established any such committees.

Audit committee.  Our audit committee will oversee a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements, including by (1) assisting our board in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor's qualifications and independence and the performance of our internal audit function and independent auditors, (2) appointing, compensating, retaining and overseeing the work of any independent registered public accounting firm engaged for the purpose of performing any audits, reviews or attest services, and (3) preparing the audit committee report that may be included in our annual proxy statement or annual report on Form 10-K. We will have at least three directors on our audit committee, each of whom will be independent under the requirements of the NASDAQ Capital Market, the Sarbanes-Oxley Act and the rules and regulations of the SEC.  We have not yet formed our audit committee.

Compensation committee.  Our compensation committee will review and recommend our policies relating to compensation and benefits for our executive officers and other significant employees, including reviewing and approving corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers, evaluating the performance of our executive officers relative to goals and objectives, determining compensation for these executive officers based on these evaluations and overseeing the administration of our incentive compensation plans.  The compensation committee will also prepare the compensation committee report that may be included in a subsequent annual report on Form 10-K. We will have at least two directors on our compensation committee, each of whom will be independent under the requirements of the NASDAQ Capital Market. We do not yet have a compensation committee.

Nominating and corporate governance committee.  Our nominating and corporate governance committee will (1) identify, review and recommend nominees for election as directors, (2) advise our board of directors with respect to board composition, procedures and committees, (3) recommend directors to serve on each committee, (4) oversee the evaluation of our board of directors and our management, and (5) develop, review and recommend corporate governance guidelines and policies. We will have at least two directors on our nominating and corporate governance committee, each of whom will be independent under the requirements of the NASDAQ Capital Market.  We do not yet have a nominating and corporate governance committee.

Compensation Committee Interlocks and Insider Participation

Our board of directors does not have a compensation committee. Since inception, all of our executive compensation decisions have been made by our board of directors.

Code of Ethics

Our board of directors intends to adopt a code of ethics for our principal executive and senior financial officers. This code of ethics will apply to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. We intend to post the full text of this code on our Internet website, which is www.sore-eez.com.  We intend to disclose future amendments to provisions of our code of ethics, or waivers of such provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by law or regulation.  We have not yet adopted a code of ethics.

Family Relationships

None.

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2009, to our knowledge, all Section 16(a) forms required to be filed with the SEC were filed.

Item 11.   Executive Compensation.

Compensation Discussion and Analysis

Philosophy and objectives

For the period October 4, 2007 (inception) through December 31, 2009, all compensation decisions were made by our board of directors.  The primary objective of our compensation policies and programs with respect to executive compensation is to serve our shareholders by attracting, retaining and motivating talented and qualified individuals to manage and lead our business. We will focus on providing a competitive compensation package that provides significant short and long-term incentives for the achievement of measurable corporate and individual performance objectives.  We intend to establish a compensation committee and future decisions regarding executive compensation will be the responsibility of that committee.

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

Incentive cash bonuses.  Our practice will be to seek to award incentive cash bonuses to our executive officers based upon their individual performance, as well as our overall business and strategic objectives. In determining the amount of cash bonuses paid to our named executive officers, we will consider the same four factors as in determining their base salaries.  We have not paid any incentive cash bonuses since inception.

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

Other compensation.  When we hire other executive officers, our executive officers will be eligible to receive the same benefits, including non-cash group life and health benefits, that are available to all employees. We may offer a 401(k) plan to our employees, including our executive officers. This plan will permit employees to make contributions up to a statutory maximum and will permit us to make matching or profit-sharing contributions. To date, we have not offered a 401(k) plan or made, or committed to make, any matching or profit-sharing contributions under a 401(k) plan or offered any other benefits to Michel Lemoine, our former sole executive officer, or to Bobby R. Smith, Jr. or Frances Mize, our current executive officers.

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

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us during 2007, 2008 and 2009 in all capacities.

Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)(3)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Name and Principal Position (a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
CEO Michel Lemoine(1)	2007	$0	$0		$0	$0	$0	$0	$0	$0
	2008	$0	$0		$1,002	$0	$0	$0	$0	$1,002
	2009	$3,080	$0	$		$0	$0	$0	$0	$3,080
CEO Bobby R. Smith, Jr.(4)	2009	$0	$0	$		$0	$0	$0	$0	$0
Secretary Frances Mize(5)	2009	$0	$0	$		$0	$0	$0	$0	$0

(1)
Mr. Lemoine became our Chief Executive Officer in October 2007.  Mr. Lemoine was the only executive officer of the Company during the years 2007, 2008 and 2009. Mr. Lemoine also serves as Chairman, Principal Financial Officer and Principal Accounting Officer.

(2)	Mr. Lemoine also received compensation as a director for which he received $1,002 in common stock in 2008.
(3)	These stock awards are entirely related to Mr. Lemoine’s service on the Board of Directors as its Chairman.
(4)	Mr. Smith became our Chief Executive Officer on December 14, 2009.
(5)	Ms. Mize became our Secretary on December 14, 2009.

Employment Agreements

We have not entered into any employment agreements with our executive officers.  Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

Potential Payments Upon Termination or Change in Control

There were no potential payments or benefits payable to our named executive officer upon his termination of employment or in connection with a change in control.

Grants of Plan-Based Awards in 2009

We have not granted any plan-based awards to our named executive officer, since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officer, as of December 31, 2009, our fiscal year-end.

Option Exercises and Stock Vested in 2009

Our named executive officer did not exercise any options, nor did any unvested shares of stock vest, during fiscal year 2009.  Our named executive officer did not have any stock options or unvested shares of stock of the Company.

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

DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Name (a)	(b)	(c)	(d)	(e)	(f)	(g)	(j)
Michel Lemoine	-	$1,002	$-				$1,002
Joseph R. Pierre-Louis	-	$1,002	$-				$1,002
Steve Kravitz	-	$1,002	$-				$1,002
H. Bradley Ress	-	$1,002	$-				$1,002
Bobby R. Smith, Jr.	-	$-	$-				$-
Frances Mize	-	$-	$-				$-

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 4, 2010, for:

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

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after February 4, 2010, through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner.

Beneficial owner	Number of shares beneficially owned	Percentage of shares outstanding
Bobby R. Smith, Jr.	3,497,659	43.7%
Frances Mize	2,430,576	30.4%
All directors and executive officers as a group	5,928,235	74.1%

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On November 4, 2007, we issued 5,000,000 shares of our restricted common stock to Talles Investments, Inc., for a purchase price of $0.00222 per share, pursuant to its investment of $11,100 in the Company.

On December 31, 2007, we issued the Company issued 63,278 shares of restricted common stock to our Michel Lemoine, our initial Chairman, Chief Executive Officer, President, Secretary and Treasurer, for a purchase price of $0.01 per share, for cash in the amount of $633.

On March 27, 2008, the Company issued 25,000 shares of restricted common stock to each of our initial directors, Michel Lemoine, Steve Kravitz, H. Bradley Ress and Joseph Pierre-Louis, or an aggregate of 100,000 shares of common stock, for a purchase price of $0.04008 per share, for services rendered by each of our directors valued at $1,002, or an aggregate of $4,008.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

License Agreement

We have entered into a license agreement with Yamit Lemoine, a significant shareholder and the wife of our initial Chief Executive Officer, which grants us a license for a term of five (5) years until at least October 4, 2012 for the exclusive worldwide use of the Sore-Eez™ Chinese herbal liniment recipe and, perpetually, thereafter, if we have generated at least $400,000 from the sale of products based on the Sore-Eez™ Chinese herbal liniment recipe on or prior to such date.  Pursuant to this license agreement, we are required to exercise our best efforts to undertake and maintain the commercial scale production, marketing and distribution of products embodying the subject matter of the Sore-Eez™ Chinese herbal liniment recipe.  We may not sublicense or assign any of our rights under the license agreement. On October 4, 2007, the date of our inception, we issued 975,000 shares of our restricted common stock to Yamit Lemoine, for a purchase price of $0.0012308 per share, for the license to the Sore-Eez™ Chinese herbal liniment recipe.  We do not have any future payments obligations to Yamit Lemoine under the license agreement.
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

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the period from October 4, 2007 (inception) through December 31, 2007 and the years ended December 31, 2009 and December 31, 2008.

	2009	2008	2007

Audit Fees	$8,050	$6,500	$—
Audit-Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—

Total Audit and Audit-Related Fees	$8,050	$6,500	$—

Item 15.    Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
3.1	Articles of Incorporation, as currently in effect	Previously filed with the SEC as an exhibit to our Registration Statement on Form S-1 (No. 333-150751)
3.2	Bylaws, as currently in effect	Previously filed with the SEC as an exhibit to our Registration Statement on Form S-1 (No. 333-150751)
4.1	Specimen common stock certificate	Previously filed with the SEC as an exhibit to our Registration Statement on Form S-1 (No. 333-150751)
10.1	Exclusive License Agreement with Yamit Lemoine dated October 4, 2007	Previously filed with the SEC as an exhibit to our Registration Statement on Form S-1 (No. 333-150751)
21.1	List of Subsidiaries	Previously filed with the SEC as an exhibit to our Registration Statement on Form S-1 (No. 333-150751)
23.1	Consent of Lake & Associates CPA's, LLC		X
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of February, 2010.

DRAGON’S LAIR HOLDINGS, INC.

By:   /s/ Bobby R. Smith, Jr.
               Bobby R. Smith, Jr.
               CEO, President and Treasurer

DRAGON'S LAIR HOLDINGS, INC.
(the “Registrant”)
(Commission File No. 000-52202)
Exhibit Index
to
Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2009

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
3.1	Articles of Incorporation, as currently in effect	Previously filed with the SEC as an exhibit to our Registration Statement on Form S-1 (No. 333-150751)
3.2	Bylaws, as currently in effect	Previously filed with the SEC as an exhibit to our Registration Statement on Form S-1 (No. 333-150751)
4.1	Specimen common stock certificate	Previously filed with the SEC as an exhibit to our Registration Statement on Form S-1 (No. 333-150751)
10.1	Exclusive License Agreement with Yamit Lemoine dated October 4, 2007	Previously filed with the SEC as an exhibit to our Registration Statement on Form S-1 (No. 333-150751)
21.1	List of Subsidiaries	Previously filed with the SEC as an exhibit to our Registration Statement on Form S-1 (No. 333-150751)
23.1	Consent of Lake & Associates CPA's, LLC		X
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X