Form 10-Q
period 2010-03-31
FOUR STAR HOLDINGS, INC.
filed 2010-05-17
CIK 1433605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52202

FOUR STAR HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	26-1427633
(State or other jurisdiction of incorporation Or organization)	(I.R.S. Employer Identification No.)

100 Four Star Lane
Odenville, Alabama 35120
(Address of Principal Executive Offices)

(205) 640-3726
 (Issuer’s telephone number)

Dragon’s Lair Holdings, Inc.
 (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[  ]  Large accelerated filer                                                                                     [  ]  Accelerated filer

[  ]  Non-accelerated filer                                                                                      [X]  Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2010:  22,234,228 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☒  No ☐

Transitional Small Business Disclosure Format (Check One) Yes ☐  No  ☒

Item 1.    Financial Information

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results for the quarter ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

FOUR STAR HOLDINGS, INC.

FOUR STAR HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash	$-	$137
Accounts receivable	44,872	-
Due from related parties	875,048	-
Inventories:		402
Real estate held for sale	3,389,566	-
Land held for development	6,480,836	-
Total Current Assets	10,790,322	539

FIXED ASSETS:
Equipment, net of accumulated depreciation	889,724	345

OTHER ASSETS:
License, net	660	660
Loan origination fees, net of accumulated amortization	40,888	-
Total other assets	41,548	660
Total Assets	$11,721,594	$1,544

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$60,863	$7,000

Long Term Liabilities:
Notes payable	5,834,248	-
Deferred tax liability	1,387,179	-
Total long term liabilities	7,221,427	-
Total Liabilities	7,282,290	7,000

SHAREHOLDERS' EQUITY:
Preferred stock (15,000,000 authorized;
par value $.001; none issued and outstanding)	-	-
Common stock (100,000,000 shares authorized;
no par value; 22,234,228 and 8,001,078 issued and outstanding, respectively)
Accumulated deficit	(94,043)	(94,043)
Total Shareholders' Equity (Deficit)	4,439,304	(5,456)
Total Liabilities and Shareholders' Equity	$11,721,594	$1,544

The accompanying notes are an integral part of these financial statements

FOUR STAR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	March 31,	March 31,
	2010	2009
	Unaudited

Net Sales	$163,148	$-

Cost of Sales	116,575	-

Gross Profit	46,573	-

Expenses:
Amortization	2,813	60
Depreciation	2,596	25
General and Administrative	80,516	17,430

Total	85,925	(17,515)

Loss before other income (expense):	(39,352)	(17,515)

Other income - commission	2,215	-
Interest expense	(94,305)	-
Total other expense, net	(92,090)	-

Net (loss) before Income Taxes	(131,442)	(17,515)

Provision for Income Taxes	-	-

Net loss	$(131,442)	$(17,515)

Basic and diluted net loss per common share	$(0.0076)	$(0.0022)

Weighted average number of common shares outstanding	17,386,048	7,901,078

The accompanying notes are an integral part of these financial statements.

FOUR STAR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,	March 31,
	2010	2009
	Unaudited
OPERATING ACTIVITIES:
Net loss	$(131,442)	$(17,515)
Adjustments to reconcile net income to net cash
used in operating activities:
Issuance of common stock for services	60,829	-
Increase in amortization	2,813	60
Increase in depreciation	2,596	25
Changes in operating assets and operating liabilities:
Accounts receivable	(44,872)	-
Due from related parties	(875,048)	-
Changes in inventory:
Real estate held for sale	(3,389,566)	-
Land held for development	(6,480,836)	-
Loan origination fees	(38,075)	-
Accounts payable and accrued expenses	60,863	-
Deferred tax liability	1,387,179	-

Net cash used in operating activities	(9,445,559)	(17,430)

INVESTING ACTIVITIES:
Increase in Equipment	(882,628)	-

Net cash used in investing activities	(882,628)	-

FINANCING ACTIVITIES:
Increase in notes payable	5,834,248	-
Stock issued for investment in Ridgefield Development Corporation	4,417,772	-
Stock issued for investment in Four Star Realty	26,984	-

Net cash provided by financing activities	10,279,004	-

NET DECREASE IN CASH	(49,183)	(17,430)

CASH BEGINNING BALANCE	49,183	66,613

CASH ENDING BALANCE	$-	$49,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$94,305	$-

The accompanying notes are an integral part of these financial statements.

  FOUR STAR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, and include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period December 31, 2009 and the year then ended were filed on February 5, 2010 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

NOTE 2 - DESCRIPTION OF BUSINESS

Description of Business

Dragon’s Lair Holdings, Inc., a Florida corporation, was incorporated on October 4, 2007, and conducts its operations through its operating subsidiaries. Our Company was a provider of personal care products by means of a network of direct sales consultants.  Our business strategy was to provide quality products, operate at a profit, and enable our direct sales consultants to operate at a profit.

On December 14, 2009, Bobby Smith, Jr., (100% owner of Four Star Investment, Inc.), and Frances Mize (a single person) together consummated the purchase of 5,928,235 shares of common stock of Dragon’s Lair Holdings, Inc. from Talles Investments, Inc., Michel Lemoine, Yamit Lemoine, H. Bradley Ress, Steve Kravitz, Joseph R. Pierre-Louis, and Island Capital Management, LLC, which constituted 74.1 percent (74.1%) of the issued and outstanding shares of common stock of Dragon’s Lair Holdings, Inc., for an aggregate cash purchase price in the amount of $325,000.  The source of the funds for the purchase price for the shares of common stock of the Company was from Four Star Investments, Inc., an Alabama corporation, which is wholly owned by Bobby Smith, Jr.  As a result of the transactions, (i) Bobby R. Smith, Jr. owns individually 43.7 percent (43.7%) of the issued and outstanding common stock of the Company and has the sole power to vote and dispose of the such shares (ii) Frances Mize owns individually 30.4 percent (30.4%) of the issued and outstanding common stock of Dragon’s Lair Holdings, Inc. and has the sole power to vote and dispose of the such shares.

On February 10, 2010, Dragon’s Lair Holdings, Inc. changed its name to Four Star Holdings, Inc., (hereinafter known as the “Company”). The Company is a real estate acquisition and development entity that invests in companies that operate as real estate developers and home builders in order to (i) maximize cash flows, (ii) create value within the organizations and (iii) eventually sell at a profit.

Ridgefield Development Corporation and Four Star Realty, LLC, an Alabama corporation and an Alabama limited liability company, incorporated and organized on September 17, 2003 and January 1, 2006 respectively, were acquired on March 31, 2010 by the Company.  (See Note 6). As of March 31, 2010, the company structure is set forth in the following chart:

FOUR STAR HOLDINGS, INC. a Florida corporation

RIDGEFIELD DEVELOPMENT CORPORATION An Alabama corporation (100% Owned Subsidiary)

FOUR STAR REALTY, LLC An Alabama limited liability company (100% Owned Subsidiary)

Our principal executive office is located at 100 Four Star Lane, Odenville, AL  35120.  Our telephone number is (205)-640-7821, and our company website is www.4StarHoldings.com.  Our fiscal year ends on December 31st.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company. The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its subsidiaries. All material inter-company balances and transactions have been eliminated.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As of March 31, 2010, the Company has no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories

Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land purchase contracts and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Real estate held-for-sale is classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as real estate held-for-sale or land held for development based on the development state within respective phases.

Revenue Recognition

Revenues from fixed-price contracts are recognized on the completed contract method. This method is used because the typical contract is completed in three months or less, and financial position and results of operations do not vary significantly from those that would result from use of the percentage-of-completion method. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specifications or has been accepted by the customer.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after March 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended March 30, 2010.   As a result of the Company’s implementation of the Codification during the quarter ended March 30, 2010, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In June 2009, the FASB revised the authoritative guidance for consolidating variable interest entities, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance was effective for the Company in the current quarter, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance, which is related to disclosure only, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Non-controlling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a non-controlling interest exceeds the book value at the time of buyout. Any shortfall resulting from the early buyout of non-controlling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to non-controlling interests even when such allocation results in a deficit balance (i.e., book value can go negative).  Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to non-controlling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

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

NOTE 4 - EQUITY TRANSACTIONS

On October 4, 2007 (inception), Dragon’s Lair Holdings issued 975,000 shares of common stock for the purchase of the license to manufacture, distribute and sell, the Sore-Eez Chinese herbal liniment, its initial product, from Yamit Lemoine.  The value of the license was determined to be the legal costs to create the license, which was $1,200, as there were no other out-of-pocket costs for the license or the development of the recipe.

On November 4, 2007, Dragon’s Lair Holdings, Inc. issued 5,000,000 shares of common stock to an investor for cash in the amount of $11,100.

On December 31, 2007, Dragon’s Lair Holdings, Inc. issued 63,278 shares of common stock to an investor for cash in the amount of $633.

On March 27, 2008, Dragon’s Lair Holdings, Inc. issued 100,000 shares of common stock to directors for services rendered at a value of $4,008.

 On December 11, 2008, Dragon’s Lair Holdings, Inc. completed its public offering pursuant to its Form S-1 Registration Statement of 6,780 shares of Series A Convertible Preferred Stock, which were converted into 1,762,800 shares of common stock and provided aggregate offering proceeds in the amount of $67,800.

On April 1, 2009, Dragon’s Lair Holdings, Inc. issued 100,000 shares of common stock to its transfer agent for services rendered at a value of $3,846.

On December 14, 2009, Bobby Smith Jr. and Frances T. Mize purchased 74.1% of the issued and outstanding stock of Dragon’s Lair holdings, Inc. exchanging beneficial ownership to these persons.

On February 10, 2010, the Company issued 2,075,000 restricted shares for consultant services.

On February 10, 2010, the Company issued an aggregate of 12,000,000 shares of common stock of the Company, of which six (6) million were issued to each of Frances Mize and Bobby R. Smith, Jr. to cover extraordinary expenses incurred and paid on behalf of the Company and for future and probable acquisitions.

On February 10, 2010, the Company executed an agreement to issue an aggregate of 200,000 shares of common stock to Joseph L. Pittera, attorney for the Company, for services rendered.

On March 15, 2010, the Company issued 158,150 restricted shares for IT consulting services.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 30, 2010, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 – BUSINESS COMBINATIONS

On March 31, 2010, the Company acquired 100% of the outstanding common shares of Ridgefield Development Corporation, (“Ridgefield”) from Ridgefield’s former majority shareholders (“the shareholders”). Ridgefield is a real estate development company in Odenville, Alabama, and the acquisition is expected to increase the Company’s brand awareness and market share in the area. The business combination was a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

Consideration paid by the Company included the issuance of 1,477,516 shares of Company common stock. The fair value assigned to the consideration is as follows:

The fair value of $4,417,772 for the 1,477,516 shares issued by Company as consideration paid for Ridgefield was determined on the basis of the closing market price of Company’s common shares on the acquisition date.

The transaction was accounted for using the acquisition method required by Topic 805, Business Combinations. The assignment of the total consideration as of the date of the acquisition is as follows:

Buildings, net	872,737

Real estate held for sale	3,389,566
Land	6,480,836

Other assets	918,847

Accounts payable and accrued expenses	(22,787)

Deferred income tax liability	(1,387,179)

Notes payable	(5,834,248)
Total fair value	$4,417,772

Fair valuation methods used for the identifiable net assets acquired in that acquisition make use of quoted prices in active markets and discounted cash flows using current interest rates.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the period ended March 31, 2010 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

On March 31, 2010, the Company acquired 100% of the membership interests of Four Star Realty, LLC (“Realty”) in a stock-for-membership interests exchange. The Company issued 9,026 shares for all interests held by the members of Realty. The transaction was a tax-free reorganization under Section 368(b) of the Internal Revenue Code. Realty is a licensed real estate brokerage located in Odenville, Alabama, and the acquisition is expected to increase the Company’s brand awareness and market share in the area.

Item 2.   Management’s Discussion and Analysis of Financial Conditions and

Results of Operations

Plan of Operation

Dragon’s Lair Holdings, Inc., a Florida corporation, was incorporated on October 4, 2007, and conducts its operations through its operating subsidiaries. Our Company was a provider of personal care products by means of a network of direct sales consultants.  Our business strategy was to provide quality products, operate at a profit, and enable our direct sales consultants to operate at a profit.

On December 14, 2009, Bobby Smith, Jr., (100% owner of Four Star Investment, Inc.), and Frances Mize (a single person) together consummated the purchase of 5,928,235 shares of common stock of Dragon’s Lair Holdings, Inc. from Talles Investments, Inc., Michel Lemoine, Yamit Lemoine, H. Bradley Ress, Steve Kravitz, Joseph R. Pierre-Louis, and Island Capital Management, LLC, which constituted 74.1 percent (74.1%) of the issued and outstanding shares of common stock of Dragon’s Lair Holdings, Inc., for an aggregate cash purchase price in the amount of $325,000.  The source of the funds for the purchase price for the shares of common stock of the Company was from Four Star Investments, Inc., an Alabama corporation, which is wholly owned by Bobby Smith, Jr.  As a result of the transactions, (i) Bobby R. Smith, Jr. owns individually 43.7 percent (43.7%) of the issued and outstanding common stock of the Company and has the sole power to vote and dispose of the such shares (ii) Frances Mize owns individually 30.4 percent (30.4%) of the issued and outstanding common stock of Dragon’s Lair Holdings, Inc. and has the sole power to vote and dispose of the such shares.

On February 10, 2010, Dragon’s Lair Holdings, Inc. changed its name to Four Star Holdings, Inc., (hereinafter known as the “Company”). The Company is a real estate acquisition and development entity that invests in companies that operate as real estate developers and home builders in order to (i) maximize cash flows, (ii) create value within the organizations and (iii) eventually sell at a profit.

Ridgefield Development Corporation and Four Star Realty, LLC, an Alabama corporation and an Alabama limited liability company, incorporated and organized on September 17, 2003 and January 1, 2006 respectively, were acquired on March 31, 2010 by the Company.

Results of Operation

For the quarter ended March 31, 2010, the registrant recognized a net loss of $131,442. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with the business combination between Four Star Holdings, Inc., Ridgefield Development Corporation and Four Star Realty, LLC, legal, accounting and office expenses.

Liquidity and Capital Resource

The company will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative expenses pending full implementation of the Company’s business model.

Critical Accounting Policies

Four Star Holding’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Item 3.   Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 (Exchange Act) as a process designed by or under the supervision of, our chief executive officer and chief financial officer and affected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of our assets

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in  accordance with authorizations of our management and directors: and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of March 31, 2010 our internal control over financial reporting was effective.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is party to one lawsuit which was filed on May 6, 2010 in the United States District Court for the Northern District of Alabama, Middle Division as case number CV-10-PT-1183-M.

The Plaintiffs in the lawsuit are Cirrus Acquisition and Development Corporation, a Nevada corporation, and Cirrus Global Capital Management, Inc., a Nevada corporation, Cirrus Holdings, Inc., and Richard Woods.  The Plaintiffs sued the following Defendants: Four Star Companies, Inc., a Florida corporation and its subsidiaries, including but not limited to Twelve Oaks Properties, Inc., Ridgefield Development, SBE, Inc., Four Star Realty, Four Star Investments, B&B Smith Construction, and Four Star Land Ventures; Dragon’s Lair Holdings, Inc., a Florida corporation; Four Star Holding Company, Inc. a Florida corporation; Bobby Smith, Jr. individually and in his capacity as officer, director and principal of Four Star Companies, Inc., Dragon’s Lair Holdings, Inc.; Fran Mize, individually and in her capacity as officer, director and principal of Four Star Companies, Inc., Dragon’s Lair Holdings, Inc., and Four Star Holdings, Inc.

 The lawsuit alleges that the Plaintiffs are owed Four Star Holdings, Inc. common stock and cash in payment for financial brokerage services rendered.  The Company disputes the quality and effectiveness of such services and expects that the matter will be resolved in its favor.

Item 2.     Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports on Form 8-K

8-K filed February 10, 2010 regarding items 2.01, 5.03, 8.01 and 9.01

8-K filed February 16, 2010 regarding items 1.01, 3.02 and 9.01

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR STAR HOLDINGS, INC.

Date: May 17, 2010

/s/ Bobby R. Smith, Jr.
Bobby R. Smith, Jr.
Chief Executive Officer