Form 10-Q/A
period 2010-03-31
FOUR STAR HOLDINGS, INC.
filed 2010-07-16
CIK 1433605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Item 1.    Financial Information

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results for the quarter ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.   The unaudited interim condensed financial statements, which have been reviewed by Douglas A. Labrozzi, an independent registered certified public accountant, in accordance with standards established by the Public Company Accounting Oversight Board, as indicated in their report are included herein, which does not express an opinion on those statements.

FINANCIAL STATEMENTS

FOUR STAR HOLDINGS, INC.

Report of Independent Registered Public Accountant

To the Shareholders
Four Star Holdings, Inc.
Odenville, AL 35120

I have reviewed the accompanying balance sheets of Four Star Holdings, Inc. as of March 31, 2010 and 2009, and for the three-month periods then ended. These interim financial statements are the responsibility of the Company's management.

I conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

/s/ Douglas A. Labrozzi, CPA
Douglas A. Labrozzi, CPA
Miami, FL
July 14, 2010

FOUR STAR HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash	$-	$137
Accounts receivable	44,872	-
Due from related parties	875,048	-
Inventories:		402
Real estate held for sale	3,389,566	-
Land held for development	6,480,836	-
Total Current Assets	10,790,322	539

FIXED ASSETS:
Equipment, net of accumulated depreciation	889,724	345

OTHER ASSETS:
License, net	660	660
Loan origination fees, net of accumulated amortization	40,888	-
Total other assets	41,548	660
Total Assets	$11,721,594	$1,544

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$60,863	$7,000

Long Term Liabilities:
Notes payable	5,834,248	-
Deferred tax liability	1,387,179	-
Total long term liabilities	7,221,427	-
Total Liabilities	7,282,290	7,000

SHAREHOLDERS' EQUITY:
Preferred stock (50,000,000 authorized;
par value $.001; none issued and outstanding)	-	-
Common stock (100,000,000 shares authorized;
no par value; 22,234,228 and 8,001,078 issued and outstanding, respectively)	4,533,347	88,587
Accumulated deficit	(94,043)	(94,043)
Total Shareholders' Equity (Deficit)	4,439,304	(5,456)
Total Liabilities and Shareholders' Equity	$11,721,594	$1,544

The accompanying notes are an integral part of these financial statements

FOUR STAR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	March 31,	March 31,
	2010	2009
	Unaudited

Net Sales	$163,148	$-

Cost of Sales	116,575	-

Gross Profit	46,573	-

Expenses:
Amortization	2,813	60
Depreciation	2,596	25
General and Administrative	80,516	17,430

Total	85,925	(17,515)

Loss before other income (expense):	(39,352)	(17,515)

Other income - commission	2,215	-
Interest expense	(94,305)	-
Total other expense, net	(92,090)	-

Net (loss) before Income Taxes	(131,442)	(17,515)

Provision for Income Taxes	-	-

Net loss	$(131,442)	$(17,515)

Basic and diluted net loss per common share	$(0.0076)	$(0.0022)

Weighted average number of common shares outstanding	17,386,048	7,901,078

The accompanying notes are an integral part of these financial statements.

FOUR STAR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,	March 31,
	2010	2009
	Unaudited
OPERATING ACTIVITIES:
Net loss	$(131,442)	$(17,515)
Adjustments to reconcile net income to net cash
used in operating activities:
Issuance of common stock for services	60,829	-
Increase in amortization	2,813	60
Increase in depreciation	2,596	25
Changes in operating assets and operating liabilities:
Accounts receivable	(44,872)	-
Due from related parties	(875,048)	-
Changes in inventory:
Real estate held for sale	(3,389,566)	-
Land held for development	(6,480,836)	-
Loan origination fees	(38,075)	-
Accounts payable and accrued expenses	60,863	-
Deferred tax liability	1,387,179	-

Net cash used in operating activities	(9,445,559)	(17,430)

INVESTING ACTIVITIES:
Increase in Equipment	(882,628)	-

Net cash used in investing activities	(882,628)	-

FINANCING ACTIVITIES:
Increase in notes payable	5,834,248	-
Stock issued for investment in Ridgefield Development Corporation	4,417,772	-
Stock issued for investment in Four Star Realty	26,984	-

Net cash provided by financing activities	10,279,004	-

NET DECREASE IN CASH	(49,183)	(17,430)

CASH BEGINNING BALANCE	49,183	66,613

CASH ENDING BALANCE	$-	$49,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$94,305	$-

The accompanying notes are an integral part of these financial statements.

  FOUR STAR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, and include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period December 31, 2009 and the year then ended were filed on February 5, 2010 with the Securities and Exchange Commission are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after March 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended March 31, 2010.   As a result of the Company’s implementation of the Codification during the quarter ended March 31, 2010, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2010, the Company had no amounts in excess of the FDIC insured limit.

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

FINANCIAL STATEMENTS

FOUR STAR REALTY, LLC

F - 1

 Independent Auditor’s Report

To the Members
Four Star Realty, LLC
100 Four Star Lane
Odenville, AL 35120

We have audited the accompanying balance sheets of Four Star Realty, LLC as of December 31, 2008 and 2009, and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2008 and 2009. These financial statements are the responsibility of Four Star Realty, LLC management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Four Star Realty, LLC as of December 31, 2008 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2009 in conformity with generally accepted accounting principles.

Labrozzi & Co., P.A.
Miami, Florida
January 21, 2010

F - 2

FOUR STAR REALTY, LLC
BALANCE SHEETS
December 31, 2008 and 2009

ASSETS

			Pro forma
	2009	2008	2009
Cash and cash equivalents	$15,340	$16,195	$15,477
Due from members	25,505	15,000	25,505
Inventories	-	-	402
License, net	-	-	660
Property, plant, and equipment, net of accumulated depreciation	18,161	24,236	18,506

TOTAL ASSETS	$59,006	$55,431	$60,550

LIABILITIES AND MEMBERS' EQUITY

Payroll liabilities	$2,963	$1,119	$2,963
Accounts Payable			7,000
Due to member	5,071	3,000	5,071
Commission payable	12,129	14,422	12,129

TOTAL LIABILITIES	20,163	18,541	27,163

Members' equity	38,843	36,890	33,387

TOTAL LIABILITIES AND MEMBERS' EQUITY	$59,006	$55,431	$60,550

The accompanying notes are an integral part of these financial statements.
F - 3

STATEMENTS OF OPERATIONS and CHANGES IN MEMBERS' EQUITY
Years Ended December 31, 2008 and 2009

			Pro forma
	2009	2008	2009

Revenue
Commission income	$818,277	$1,049,817	$818,277

Cost of sales-commssions	627,575	800,122	627,575

Gross profit	190,702	249,695	190,702

General and administrative expenses
Advertising and marketing, net of reimbursements	44,502	73,466	44,502
Amortization	-	-	240
Depreciation	6,075	6,080	6,175
Insurance	3,530	5,321	3,530
Miscellaneous	14,090	24,537	14,090
Salaries and wages	43,282	62,024	43,282
Repairs and maintenance	2,275	3,071	2,275
Professional fees	33,031	10,790	33,031
Rent	23,000	42,000	23,000
Supplies	5,962	8,279	5,962
Utilities	13,002	13,906	13,002
Other General & Administrative Costs	-	-	71,271

Total expenses	188,749	249,474	260,360

Net income	$1,953	$221	$(69,658)

MEMBERS' EQUITY DECEMBER 31, 2008	$36,890

2009 NET INCOME	1,953

MEMBERS' EQUITY DECEMBER 31, 2009	$38,843

The accompanying notes are an integral part of these financial statements.

F - 4

FOUR STAR REALTY, LLC
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2009

	2009	2008

Cash Flows from Operating Activities
Net income from operations	$1,953	$221
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	6,075	6,080
Changes in operating assets and operating liabilities:
Note receivable-related party	(10,505)	(15,000)
Payroll liabilities	1,844	(758)
Due to member	2,071	(9,081)
Commissions payable	(2,293)	14,422

Net cash used in operating activities	(855)	(4,116)

Cash Flows from Investing Activities
Cash paid for equipment	-	(1,888)

Net cash used in investing activities	-	(1,888)

Net change in cash and cash equivalents	(855)	(6,004)
Cash and cash equivalents - beginning of year	16,195	22,199
Cash and cash equivalents - end of year	$15,340	$16,195

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

F - 5

NOTE 1 - DESCRIPTION OF ORGANIZATION

Organization. Four Star Realty, LLC (the “Company”) was formed on January 3, 2006 under the laws of the state of Alabama. The Company is engaged to perform all acts and lawful transactions relating to real estate business including sale, purchase, management, operation, construction, refurbishing and trading in plots of land for construction, real estate of all categories, owned either by the company or by related or other third parties.

Basis of accounting. The financial statements are prepared using the accrual basis of accounting.  Revenues are recognized when services are rendered and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLCIES

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2009.

Revenue recognition. The Company recognizes revenue in accordance with Statement of Accounting Standards No. 66, Accounting for Real Estate Sales. The Company recognizes revenue from real estate sales under the full accrual method. Under the full accrual method, profit may be realized in full when real estate is sold, provided (1) the profit is determinable and (2) the earnings process is virtually complete (the Company is not obligated to perform significant activities after the sale to earn the profit). The Company recognizes revenue from  real estate sales transactions on the closing date.

Impairment and Disposal of Long-Lived Assets. The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured at the

F - 6

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLCIES (Continued)

amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Income taxes: The Company has elected partnership status for income tax purposes. Accordingly, a provision for income taxes has not been established.

New accounting pronouncements:

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2006. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its results of operations and financial condition.

In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s financial condition or results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109". FIN 48 clarifies that accounting for uncertainty in income taxes recognized under SFAS No. 109 "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition measurement of a tax position taken or expected to be taken in a tax return and also provides guidelines on various related matters such as derecognition,

F - 7

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLCIES (Continued)

measurement and classification of income tax uncertainties, interest and penalties, and disclosure. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amount recognized in the statement of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 was effective beginning in fiscal year 2007 and did not have a material effect on the Company's financial position, results of development stage activities or liquidity.

Considering the Effects of Prior Year Misstatements

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (SAB No. 108) "Considering the Effects of Prior Year Misstatements When Qualifying Misstatements in Current Year Financial Statements". SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in qualifying a current year misstatement. The SEC staff believes that registrants should qualify errors using both a balance sheet and income statement approach and evaluate whether either approach results in qualifying a current year misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 were effective for the Company's fiscal year ending December 31, 2006. The adoption of SAB No. 108 did not have a material impact on the Company's financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”.  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

1.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.

F - 8

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLCIES (Continued)

2.
Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.

The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its financial condition, results of operations, cash flows or disclosures.

NOTE 3 - PROPERTY PLANT & EQUIPMENT

Amounts and expected lives of property plant & equipment are as follows:

	Amounts	Expected useful lives
Computer equipment	$3,881	3-5 years
Furniture	21,447	5-7 years
Telephone equipment	12,050	5-7 years
Total depreciable PP&E	37,378
Less: Accumulated depreciation	(19,217)
Net depreciable PP&E	18,161
Total net PP&E	$18,161

Depreciation expense for December 31, 2008 and 2009 was $6,080 and $6,075 respectively.

F - 9

NOTE 4- DUE FROM MEMBERS

During 2009, the Company made loans to the members of the Company. The balance of the outstanding receivable as of December 31, 2009 is $25,505.

NOTE- 5 DUE TO MEMBER

The managing member loaned the Company money for operations. During 2009, the managing member paid expenses on behalf of the Company in the amount of $2,071. Balances due as of December 31, 2008 and 2009 were $3,000 and $5,071 respectively.

NOTE- 6 OPERATING LEASE AGREEMENT

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2009:

Year ending December 31,:

2010	$24,000
2011	$24,000
2012	$24,000
2013	$24,000
2014	$24,000

NOTE- 7 LITIGATION

During 2008, the Company was involved in one pending matter in the Circuit Court of St. Clair County, Alabama, styled Jennifer Englett, et al. vs. Four Star Realty, LLC, et al., CV 08-30.  According to the pleadings in the case, Jennifer Englett, (the “Plaintiffs”) have asserted claims arising from construction defects in their homes. The Company was the exclusive listing agent for the sale of the homes and as such has been named as a defendant in the lawsuit.  According to the Company’s counsel, based on the evidence and testimony to date, it appears the Plaintiffs will have a difficult time prevailing on any claims directed at the Company and he anticipates moving for summary judgment against the Plaintiffs as soon as all depositions have been recorded.

F - 10

FINANCIAL STATEMENTS

RIDGEFIELD DEVELOPMENT, CORPORATION

F - 1

Independent Auditor’s Report

To the Shareholders
Ridgefield Development, Corporation
100 Four Star Lane
Odenville, AL 35120

We have audited the accompanying balance sheets of Ridgefield Development, Corporation as of December 31, 2008 and 2009, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years 2008 and 2009 then ended. These financial statements are the responsibility of Ridgefield Development, Corporation management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ridgefield Development, Corporation as of December 31, 2008 and 2009, and the results of its operations and its cash flows for the years 2008 and 2009 then ended in conformity with generally accepted accounting principles.

Labrozzi & Co., P.A.
Miami, Florida
February 27, 2010

F - 2

RIDGEFIELD DEVELOPMENT, CORPORATION
BALANCE SHEETS
December 31, 2008 and 2009

ASSETS			Pro-forma
	2009	2008	2009
Current assets:
Cash	$-	$14,318	$137
Accounts receivable	42,872	47,457	42,872
Inventories	-	-	402

Total current assets	42,872	61,775	43,411

Non-current assets
Loan closing costs, net of accumulated amortization	29,072	40,325	29,072
Due from related party	617,164	620,164	617,164
Accounts Receivable	11,424	11,424	11,424
Notes receivable-related parties	225,960	144,150	225,960
Capitalized interest	1,189,497	908,197	1,189,497
Real estate held for sale	1,466,649	1,418,874	1,466,649
Land held for development	2,973,369	2,973,369	2,973,369
License - net of accumulated amortization			660
Property, plant & equipment, net of accumulated depreciation	505,014	515,397	505,359

Total non-current assets	7,018,149	6,631,900	7,019,154

TOTAL ASSETS	$7,061,021	$6,693,675	$7,062,565

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts Payable	$-	$-	$7,000
Accrued property tax	11,947	13,627	11,947
Due to related party	14,810		14,810
Line of credit	5,735,662	5,245,957	5,735,662

TOTAL LIABILITIES	5,762,419	5,259,584	5,769,419

Shareholders' equity:
Common stock	1,000	1,000	89,587
Retained earnings	1,297,602	1,433,091	1,203,559

Total shareholders' equity	1,298,602	1,434,091	1,293,146

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,061,021	$6,693,675	$7,062,565

The accompanying notes are an integral part of these financial statements.

F - 3

RIDGEFIELD DEVELOPMENT, CORPORATION
STATEMENTS OF OPERATIONS AND CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2008 and 2009

			Pro-forma
	2009	2008	2009
Revenue
Sales	$20,011	$212,047	$20,011

Cost of sales	17,479	58,256	17,479

Gross profit	2,532	153,791	2,532

Operating expenses
Empty lot fees	12,165	10,991	12,165
Environmental fees	17,670	13,415	17,670
Repairs	16,762	8,070	16,762

Total operating expenses	46,597	32,476	46,597

Non-operating expenses:
Amortization expense	11,253	11,253	11,493
Bad debt expense	-	22,777	0
Depreciation	10,384	10,384	10,484
Insurance	3,902	3,264	3,902
Interest	2,010	25,253	2,010
Marketing	-	5,500	0
Miscellaneous	10,597	2,866	10,597
Professional fees	52,968	2,625	52,968
Property taxes	49,593	61,862	49,593
Utilities	2,120	4,991	2,120
Warranty costs	872	15,769	872
Other General & Administrative Costs			71,271

Total non-operating expenses	143,699	166,544	215,310

Net operating loss	(187,764)	(45,229)	(259,375)

Other income (expense)
Timber income	16,775	8,997	16,775
Rental income	35,500	44,735	35,500
Other expenses	-	(1,497)	-

Net other income	52,275	52,235	52,275

Net income (loss)	$(135,489)	$7,006	$(207,100)

SHAREHOLDERS' EQUITY DECEMBER 31, 2008	$1,434,091

2009 NET LOSS	(135,489)

SHAREHOLDERS' EQUITY DECEMBER 31, 2009	$1,298,602

The accompanying notes are an integral part of these financial statements.

F - 4

RIDGEFIELD DEVELOPMENT, CORPORATION
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2009

	2009	2008

Cash Flows from Operating Activities
Net income (loss) from operations	$(135,489)	$7,006
Adjustments to reconcile net income to net cash
used in operating activities:
Amortization expense	11,253	11,253
Depreciation expense	10,384	10,384
Provision for bad debts	-	22,777
Gain on sale of fixed assets-buildings	-	8,997
Changes in operating assets and operating liabilities:
Accounts receivable	4,585	(64,252)
Due from Twelve Oaks Properties	3,000	10,077
Notes receivable-related parties	(81,810)	(26,297)
Capitalized interest	(281,300)	(237,415)
Real estate held for sale	(47,775)	891,685
Land held for development	-	(1,469,397)
Accounts payable	-	250
Due to related party	14,810	-
Accrued property tax	(1,680)	13,627
Accrued interest	-	(62,000)

Net cash used in operating activities	(504,022)	(883,305)

Cash Flows from Investing Activities:
Proceeds from sales of fixed assets-buildings	-	385,000
		-
Net cash provided by investing activities	-	385,000

Cash Flows from Financing Activities:
Draws on line of credit	489,704	857,000
Payments on line of credit	-	(475,000)

Net cash provided by financing activities	489,704	382,000

Net change in cash and cash equivalents	(14,318)	(116,305)
Cash and cash equivalents - beginning of year	14,318	130,623
Cash and cash equivalents - end of year	$-	$14,318

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$283,300	$314,592
Cash paid for taxes	$49,593	$61,682

The accompanying notes are an integral part of these financial statements.

F - 5

NOTE 1 - DESCRIPTION OF ORGANIZATION

Organization. Ridgefield Development Corporation, (the “Company”) was formed on October 10, 2003 under the laws of the state of Alabama. The Company was formed to secure a 1400 acre property (the “Development”) in order to develop the property into neighborhoods of affordable homes with amenity packages found only in much more expensive neighborhoods. The Development consists of constructing the infrastructure and improvements for a residential development in Odenville, Alabama.

Project construction operations are conducted through the Company’s affiliates who share the same ownership. The Company creates each project such that it will generate income from the placement of the construction loan through its affiliates and/or the capital appreciation of the facility upon sale. Affiliates and management of the Company will develop the construction and permanent financing for the benefit of the Company.

The Development currently consists of four residential neighborhoods; Acton Meadows, a starter home community consisting of starter homes in the $130,000’s; Brookhaven, a multi-price point neighborhood starting in the low $100,000’s to the upper $200,000’s; Hidden Ridge, a ridge top neighborhood with larger lots as well as a small townhome site and Ridgefield, a mid-priced neighborhood with full size lots and a price range from $170,000 to $210,000.

Basis of accounting. The financial statements are prepared using the accrual basis of accounting.  Revenues are recognized when services are rendered and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLCIES

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2009.

F - 6

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLCIES (Continued)

Revenue recognition. The Company recognizes revenue in accordance with Statement of Accounting Standards No. 66, Accounting for Real Estate Sales, under the full accrual method. Under the full accrual method, profit may be realized in full when real estate is sold, provided (1) the profit is determinable and (2) the earnings process is virtually complete (the Company is not obligated to perform significant activities after the sale to earn the profit). The Company recognizes revenue from its real estate sales transactions on the closing date.

Impairment and Disposal of Long-Lived Assets. The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured at the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Income taxes: The Company has elected subchapter S status for income tax purposes. Accordingly, a provision for income taxes has not been established.

New accounting pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to

F - 7

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determine the effect that its adoption of SFAS No. 157 will have on its results of operations and financial condition.

In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s financial condition or results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109". FIN 48 clarifies that accounting for uncertainty in income taxes recognized under SFAS No. 109 "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition measurement of a tax position taken or expected to be taken in a tax return and also provides guidelines on various related matters such as de-recognition, measurement and classification of income tax uncertainties, interest and penalties, and disclosure. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of required disclosures associated with any recorded income tax uncertainties. The differences between the amount recognized in the statement of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 was effective beginning in fiscal year 2007 and did not have a material effect on the Company's financial position or liquidity.

Considering the Effects of Prior Year Misstatements

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (SAB No. 108) "Considering the Effects of Prior Year Misstatements When Qualifying Misstatements in Current Year Financial Statements". SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements

F - 8

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

should be considered in qualifying a current year misstatement. The SEC staff believes that registrants should qualify errors using both a balance sheet and income statement approach and evaluate whether either approach results in qualifying a current year misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 were effective for the Company's fiscal year ending December 31, 2006. The adoption of SAB No. 108 did not have a material impact on the Company's financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”. This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

A.)	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.

B.)
Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.

The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, which becomes effective for the Company on February 1, 2008, and permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized

F - 9

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

NOTE 3- NOTES RECEIVABLE-RELATED PARTIES

At December 31, 2009, “Notes receivable-related parties” in the balance sheet consisted of notes receivable from affiliated entities of which the shareholders of the Company are also the shareholders/members. The notes are due on demand and are uncollateralized. The notes receivable carry interest at rates ranging at 5% per annum. The aggregate receivable balances have been classified as noncurrent assets because they are not expected to be collected within one year from the balance sheet date. Below is a breakdown of the companies and the respective balances as of December 31, 2009:

Company	Amount

B&B Smith Construction, Inc.	$35,000
Four Star Investments, LLC	125,960
Four Star Properties, LLC	50,000
Bobby Smith, Jr.	15,000

Total	$225,960

NOTE 4-CAPITALIZED INTEREST

For the year ended December 31, 2009 the Company has recognized $283,300 in interest expense that was capitalized and $2,010 interest expensed directly to the Statement of Operations. Project interest expense is recorded on the balance sheet or statement of operations depending on the status of the project(s).

NOTE 5- LAND HELD FOR DEVELOPEMENT AND REAL ESTATE HELD FOR SALE

Land acquisition costs are capitalized as “Land Held for Development”. Project costs that are clearly associated with the development and construction of a real estate project are capitalized as a cost of that project. Costs are allocated to individual projects by the specific identification method. Interest costs are capitalized while development is in progress. When a project is completed it is reclassified as “Real Estate Held for Sale” until it is sold. Once a project is sold, the capitalized costs are reclassified as “Cost of Sales” to offset real estate sales in the Statement of Operations.

F - 10

NOTE 6 - PROPERTY PLANT & EQUIPMENT

Amounts and expected lives of property plant & equipment are as follows:

	Amounts	Expected useful lives

Real estate building	$339,618	39 years
Equipment building	140,062	39 years
Land	50,000
Total land and depreciable PP&E	529,680
Less: Accumulated depreciation	(24,666)
Net land and depreciable PP&E	505,014
Total net PP&E	$505,014

Depreciation expense for December 31, 2009 was $10,384.

NOTE 7- LINE OF CREDIT-UNION STATE BANK

The Company has available a revolving line of credit with Union State Bank for $5,500,000. The line of credit expired in August 2009. Borrowings under the line of credit bear interest at fixed rate of 8.25% per annum.  The outstanding balance on the line of credit was $5,435,945 at December 31, 2009. The note is personally guaranteed by the shareholders.

The Company has available a revolving line of credit with Covenant Bank for $300,000. Borrowings under the line of credit bear interest at fixed rate of 5.25% per annum and mature August 5, 2010.  The outstanding balance on the line of credit was $299,717 at December 31, 2009. The note is personally guaranteed by the shareholders.

F - 11

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

Results of Operation

For the quarter ended March 31, 2010, the registrant recognized a net loss of $131,442 and a net loss of $17,515 for the quarter ended March 31, 2009 . Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with the business combination between Four Star Holdings, Inc., Ridgefield Development Corporation and Four Star Realty, LLC, legal, accounting and office expenses.

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

Item 3.     Quantitative and Qualitative Disclosures About Market

Not Applicable.

Item 4T.   Controls and Procedures

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

In light of the fact that we filed the 10-Q without labeling the filing as “not reviewed” we have re-reviewed our internal control systems for assuring the completeness and accuracy of our filings. To ensure our future compliance with all SEC regulations, we have formalized and implemented a new procedure whereby all of the minutes of our board of directors and audit committee meetings will be forwarded to our SEC counsel. He will review those minutes and advise management as to the filings or other steps necessary to comply with SEC regulations.

With this addition, management re-assessed the effectiveness of our Internal Control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Based on our re-assessment, we believe that, as of June 30, 2010 our internal control over financial reporting are effective.

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

During 2008, Four Star Realty, LLC was involved in one pending matter in the Circuit Court of St. Clair County, Alabama, styled Jennifer Englett, et al. vs. Four Star Realty, LLC, et al., CV 08-30.  According to the pleadings in the case, Jennifer Englett, (the “Plaintiffs”) have asserted claims arising from construction defects in their homes. The Company was the exclusive listing agent for the sale of the homes and as such has been named as a defendant in the lawsuit.  According to the Company’s counsel, based on the evidence and testimony to date, it appears the Plaintiffs will have a difficult time prevailing on any claims directed at the Company and he anticipates moving for summary judgment against the Plaintiffs as soon as all depositions have been recorded.
Item 2.     Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

On January 1, 2010, the board of directors appointed Alvin A. Rhoney, Age: 58, to serve as the Chief Financial Officer.

Mr. Rhoney has 30 years of results oriented, business and financial management experience. He is a former partner with a large international C.P.A. firm where he was responsible for audits and management advisory services (MAS) for his clients. The depth and breadth of his audit and MAS experience spans virtually every business entity.

During the past 15 years he has worked as an Interim CFO for a wide variety of businesses throughout the United States, most notably, the largest privately held mining manufacturer in the world. He designs and installs customized systems, procedures, and controls to strengthen internal controls and increase profit.

Mr. Rhoney holds a degree in business administration from Niagara University, New York. He is a New York State Certified Public Accountant and a Certified Management Consultant.

There are no family relationships between Mr. Rhoney and any other of our directors or executive officers.

Mr. Rhoney has never had any material direct or indirect interest in any of our transactions or proposed transactions.

The Company did not timely file an 8-K in connection with the acquisitions related to the business combinations of Ridgefield Development Corporation and Four Star Realty, LLC. These transactions are incorporated by reference in this filing including audited financial statements for the prior two years containing pro-forma information required by Regualation S-X 03-05.

On March 8, 2010, Four Star Holdings entered into a contract with Crucible Capital Group, Inc. ( a New York corporation) which provides Crucible with the exclusive right to be its consultant, financial advisor, and agent in connection with private equity financing, debt facilities, and credit facilities all arranging for financing and/or lines of credit up to approximately $45,000,000.  The initial term of the agreement is one hundred eighty (180) days and shall renew monthly, subject to all other terms and conditions.  The agreement may be terminated by the Company or Crucible at any time upon thirty (30) days prior written notice.

On February 12, 2010, a professional services agreement between IBP Advisors, LLC, (a Texas limited liability company) and the Company was executed for software implementation and training services in connection with the purchase of specialized home-building software. The agreement is effective through December 31, 2010 and is cancelable with seven (7) days written notice.

On February 4, 2010, the Company executed an agreement with the Law Offices of Joseph L. Pittera( a California professional services firm) to provide legal services in connection with the preparation of a variety of legal documents on a monthly basis including but not limited to: Legal Opinions, Merger and Acquisition Agreements, Registration Statements, and other corporate and securities work.

On February 3, 2010, the Company executed an agreement with Private Resources, LLC, (a Wyoming corporation) to provide financial advisory, growth services, board advisory assembly, brand recognition, market maker support, FINRA filing support, press release strategies, institutional debt/equity funding, and general business consulting.

The above transactions have been, or will be included in an 8-K filing with the new independent registered auditing firm.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

21.1    List of Subsidiaries

32.1   Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.2   Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.2    Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports on Form 8-K

8-K filed February 10, 2010 regarding items 2.01, 5.03, 8.01 and 9.01

8-K filed February 16, 2010 regarding items 1.01, 3.02 and 9.01

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR STAR HOLDINGS, INC.

Date:  July 16, 2010

/s/ Bobby R. Smith, Jr.
Bobby R. Smith, Jr.
Chief Executive Officer