Form 10-Q
period 2010-06-30
FOUR STAR HOLDINGS, INC.
filed 2010-08-18
CIK 1433605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2010:  22,234,228 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☒   No ☐

Transitional Small Business Disclosure Format (Check One) Yes ☐  No  ☒

PART 1

Item1.    Financial Statements

FOUR STAR HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)
Cash	$26,258	$137
Accounts receivable	7,450	-
Due from related parties	1,771,527	-
Inventories:		402
Real estate held for sale	5,581,289	-
Land held for development	11,154,586	-
PP&E, net of accumulated depreciation	905,960	345
License, net	660	660
Loan origination fees	43,701	-
Total Assets	$19,491,431	$1,544

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable & accrued expenses	$64,918	$7,000
Notes payable	10,864,446	-
Deferred tax liability	2,226,239	-

Total Liabilities	13,155,603	7,000

SHAREHOLDERS' EQUITY:
Preferred stock (50,000,000 authorized;
par value $.001; none issued and outstanding)	-	-
Common stock (100,000,000 shares authorized;
no par value; 22,234,228 and 8,001,078 issued and outstanding, respectively)	6,557,204	88,587
Accumulated deficit	(221,376)	(94,043)
Total Shareholders' Equity (Deficit)	6,335,828	(5,456)
Total Liabilities and Shareholders' Equity	$19,491,431	$1,544

The accompanying notes are an integral part of these financial statements.

FOUR STAR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	Unaudited		Unaudited

Net Sales	$132,984	$-	$132,984	$-

Cost of Sales	92,371	-	92,371	-

Gross Profit	40,613	-	40,613	-

Expenses:
Amortization	2,813	60	2,813	120
Depreciation	2,596	25	2,596	50
General and Administrative	85,377	14,363	85,377	31,793

Total	90,786	14,448	90,786	31,963

Loss before other income (expense):	(50,173)	(14,448)	(50,173)	(31,963)

Other income	8,872	-	8,872	-
Interest expense	(86,032)	-	(86,032)	-
Total other income (expense), net	(77,160)	-	(77,160)	-

Net (loss) before Income Taxes	(127,333)	(14,448)	(127,333)	(31,963)

Provision for Income Taxes	-	-	-	-

Net loss	$(127,333)	(14,448)	(127,333)	(31,963)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	17,386,048	8,001,078	17,386,048	8,001,078

The accompanying notes are an integral part of these financial statements.

FOUR STAR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended	For the six months ended
	June 30,	June 30,
	2010	2009
	Unaudited
OPERATING ACTIVITIES:
Net loss	$(127,333)	$(31,963)
Adjustments to reconcile net income to net cash
used in operating activities:
Increase in amortization	2,813	120
Increase in depreciation	2,596	50
Changes in operating assets and operating liabilities:
Due from related parties	(311,222)	-
Changes in inventory	(12,702)	-
Accounts payable and accrued expenses	(1,901)	(5,251)

Net cash used in operating activities	(447,749)	(33,198)

FINANCING ACTIVITIES:
Cash proceeds notes payable	400,000	-
Notes payable-related parties	73.870	-

Net cash provided by financing activities	473,870	-

NET INCREASE (DECREASE) IN CASH	26,121	(33,198)

CASH BEGINNING BALANCE	137	66.614

CASH ENDING BALANCE	$26,258	$33,416

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$86,032	$-

The accompanying notes are an integral part of these financial statements.

  FOUR STAR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, and include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period December 31, 2009 and the year then ended were filed on February 5, 2010 with the Securities and Exchange Commission are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

Twelve Oaks Properties, Inc., an Alabama corporation, incorporated and organized on July 11, 2007, was acquired on June 30, 2010 by the Company.  As of June 30, 2010, the company structure is set forth in the following chart:

FOUR STAR HOLDINGS, INC. a Florida corporation

RIDGEFIELD DEVELOPMENT CORPORATION An Alabama corporation (100% Owned Subsidiary)

FOUR STAR REALTY, LLC An Alabama limited liability company (100% Owned Subsidiary)

TWELVE OAKS PROPERTIES, INC. An Alabama limited liability company (100% Owned Subsidiary)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As of June 30, 2010, the Company has no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories

Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, deposits on land, purchase contracts, and interest related to development and construction. Construction overhead and selling expenses are expensed as incurred. Real estate held-for-sale is classified as inventories until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated to homes within the respective areas. The Company reviews its inventory for indicators of impairment by evaluating each community during each reporting period. The inventory within each community is categorized as real estate held-for-sale or land held for development based on the development state within respective phases.

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

All other revenue, including timber, commissions, and rental, are recognized when persuasive evidence of an arrangement exists, the sale is complete, the price is fixed or determinable and collectability is reasonably assured.

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

Fair Value of Financial Instruments

The Company adopted the Financial Accounting Standards Board Fair Value Measurements, as it applies to its financial statements.  This standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  The standard establishes a hierarchy in determining the fair value of an asset or liability.  The fair value hierarchy has three levels of inputs, both observable and unobservable.  The standard requires the utilization of the lowest possible level of input to determine fair value.  Level 1 inputs include quoted market prices in an active market for identical assets or liabilities.  Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.  Level 3 inputs are unobservable and corroborated by little or no market data.

The carrying value of current assets and liabilities approximates fair value due to the short period of time to maturity. The carrying amount of loan payable to stockholders approximates their fair value, using Level Three inputs, as the current interest rate on said instruments approximates current market rates on similar instruments.

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after March 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended June 30, 2010.   As a result of the Company’s implementation of the Codification during the quarter ended June 30, 2010, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

Loss Contingencies

See Section II Part 1 titled Legal Proceedings in reference to the Company as a defendant in a case entitled Cirrus Acquisition and Development Corporation vs. the Company, which is in the United States District Court in the Northern District of Alabama. The case arose from claims by Richard Woods, a former consultant, who claims that the Company owes the Plaintiff stock and cash. The suit seeks damages totaling $10,000,000. The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined. However, in management’s opinion, the likelihood of a material adverse outcome is remote. Accordingly, adjustments, if any, that might result from the resolution of this matter have not been reflected in the financial statements.

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

On February 10, 2010, the Company executed an agreement to issue an aggregate of 200,000 shares of common stock to Joseph L. Pittera, attorney for the Company, for services rendered. As of June 30, 2010, the shares have not been issued.

On March 15, 2010, the Company issued 158,150 restricted shares for IT consulting services.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2010, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 – BUSINESS COMBINATION

On June 30, 2010, the Company acquired 100% of the outstanding common shares of Twelve Oaks Properties, Inc., (“Twelve Oaks”) from Twelve Oaks’ former majority shareholders (the “Shareholders”). Twelve Oaks is a real estate development company in Odenville, Alabama, and the acquisition is expected to increase the Company’s brand awareness and market share in the area. The business combination was a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

Consideration paid by the Company included the issuance of 676,877 shares of Company common stock. The fair value of $2,023,862 for the 676,877 shares issued by Company as consideration paid for Twelve Oaks was determined on the basis of the closing market price of Company’s common shares on the acquisition date.

The transaction was accounted for using the acquisition method required by Topic 805, Business Combinations. The assignment of the total consideration as of the date of the acquisition is as follows:

Inventories	$6,875,000

Equipment	15,237

Other assets	542,835

Accounts payable and accrued expenses	(15,030)

Deferred income tax liability	(840,000)

Notes payable	(4,554,180)

Total fair value	$2,023,862

Fair valuation methods used for the identifiable net assets acquired in that acquisition make use of quoted prices in active markets and discounted cash flows using current interest rates.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations; therefore, the operating results for the period ended June 30, 2010 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

NOTE- 7 OPERATING LEASE AGREEMENT

The Company’s subsidiary, Four Star Realty, LLC, has executed an operating lease for its offices. The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2010:

Year ending December 31,:

2010	$24,000
2011	$24,000
2012	$24,000
2013	$24,000
2014	$24,000

NOTE 8 - PROPERTY PLANT & EQUIPMENT

Amounts and expected lives of property plant & equipment are as follows:

	Amounts	Expected useful lives

Real estate buildings	$847,403	39 years
Equipment	64,102	7 years
Land	50,000
Total land and depreciable PP&E	961,505
Less: Accumulated depreciation	(55,545)
Net land and depreciable PP&E	905,960

Total net PP&E	$905,960

NOTE 9- LAND HELD FOR DEVELOPEMENT AND REAL ESTATE HELD FOR SALE

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

NOTE 10- RELATED PARTY TRANSACTIONS

Several of the Company’s officers and directors, or their affiliates, have from time to time extended loans to the Company or agreed to defer compensation payable to them in order to fund the Company’s operating expenses. As of June 30, 2010 and December 31, 2009, related party loans were outstanding. Initial operations for Twelve Oaks Properties were funded by an affiliated company, Ridgefield Development Corporation, a related party controlled by the Company’s president. The Company was unable to obtain necessary funds for operations from financial institutions due to lack of established credit. The funds were available from Ridgefield Development and were transferred to the Company for expenses as incurred. There is no written agreement between the two entities and no imputed interest.

NOTE 11- NOTES PAYABLE

The company has a revolving line of credit with Union State Bank for $5,500,000. The line of credit was renewed in August 2009. Borrowings under the line of credit bear interest at a fixed rate of 8.25% per anum. The outstanding balance on the line of credit was $5,435,945 at June 30, 2010. The line of credit is personally guaranteed by the shareholders.

The company has a revolving line of credit with Covenant Bank for $300,000. Borrowings under this line of credit bear interest at a fixed rate of 6.00% per anum. This line of credit is renewable on July 30, 2011. The outstanding balance on the line of credit was $299,717 at June 30, 2010. The line of credit is personally guaranteed by the shareholders.

The Company has a note payable with South City Bank for $400,000. This note bears interest at fixed rate of 6.5% per annum.  The note is renewable on July 11, 2011 The note is personally guaranteed by the shareholders.

The Company has a note payable to Twelve Oaks Improvement District in the amount of $2,661,095. This note bears an interest rate of 7.80% and is payable semi-annually until maturity at May 1, 2038. The expenses in connection with this note are for qualified expenses that are approved by an engineering firm. Once approved, the company is reimbursed for said expenditures in accordance with a limited offering memorandum dated July 31, 2008.

The Company has executed notes payable to related parties in the amount of $2,316,711. The notes carry an interest rate of 5% and are due August 15, 2012.

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 17, 2010 with the Securities and Exchange Commission and are hereby referenced.

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

Outlook

The most important metric by which we judge the Company’s performance now and in the near term is sales growth. Our current commitment to develop and build residential and commercial real estate communities is directly affected by current economic conditions. We do not expect our operations to decline meaningfully in the near future. Since investors are certain to be the primary, near term source of liquidity to support our development and marketing efforts, our liquidity will be driven by our ability to attract repeat investments from current shareholders and to find new ones. This in turn may be materially impacted by the general investment climate.

Our primary marketing challenge for the coming 12 months is to achieve greater market awareness through hiring new marketing consultants.  Our primary developmental and operational challenge is to increase the amount of homes we can build and sell and our commitment to succeed through tough economic times.

Revenues

As our revenues increase, we plan to continue to invest in marketing and sales by increasing the number of direct real estate sales consultants and management personnel, expand our selling and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, marketing and sales expenses will increase in absolute dollars. We do not expect our revenues to increase significantly until 2011.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Although our current chief executive, president, secretary and treasurer have currently foregone full salary payments, we anticipate retroactive and current compensation during the 2010. In addition, we believe in the 2011 fiscal year that the compensation packages required to attract the senior executives the Company requires to execute against its business plan will increase our total general and administrative expenses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Six Months Ended June 30, 2010 Compared to June 30, 2009

Revenues. The Company’s revenues for the six months ended June 30, 2010 were $132,984. The Company’s revenues for the six months ended June 30, 2009 were $0.  No revenues occurred during these periods, because no there were no product sales.

Cost of Revenues.  The Company’s cost of revenues for the six months ended June 30, 2010 were $92,371. The Company’s cost of revenues for the six months ended June 30, 2009 were $0.  There was not cost of revenues, because no product sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the six months ended June 30, 2010 was $40,613. The Company’s gross profit/loss for the six months ended June 30, 2009 was $0.  No gross profit/loss occurred during these periods, because no there were no product sales.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2010 were $85,377 compared to $31,793 for the six months ended June 30, 2009.  General and administrative expenses consisted primarily of professional service fees associated with the Company’s acquisitions of its subsidiaries.

Net Loss. Net loss for the six months ended June 30, 2010 was $127,333 as compared to $31,963 for the six months ended June 30, 2009.  The net loss for the six months ended June 30, 2010 and June 30, 2009 was primarily related to increased general and administrative expenses in connection with the acquisitions of its subsidiaries.

As of six months ended June 30, 2010, our Shareholders’ Equity was $6,335,828.

Results for the Quarter Ended June 30, 2010 Compared to June 30, 2009

Revenues. The Company’s revenues for the three months ended June 30, 2010 were $132,984. The Company’s revenues for the three months ended June 30, 2009 were $0.  No revenues occurred during these periods, because no there were no product sales.

Cost of Revenues.  The Company’s cost of revenues for the three months ended June 30, 2010 were $92,371. The Company’s cost of revenues for the three months ended June 30, 2009 were $0.  There was not cost of revenues, because no product sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the three months ended June 30, 2010 was $40,613. The Company’s gross profit/loss for the three months ended June 30, 2009 was $0.  No gross profit/loss occurred during these periods, because no there were no product sales.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2010 were $85,377 compared to $14,363 for the three months ended June 30, 2009. General and administrative expenses consisted primarily of professional service fees associated with the Company’s acquisitions of its subsidiaries.

Net Loss. Net loss for the three months ended June 30, 2010 was $127,333 as compared to $14,448 for the three months ended June 30, 2009.  The net loss for the six months ended June 30, 2010 and June 30, 2009 was primarily related to increased general and administrative expenses in connection with the acquisitions of its subsidiaries.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.     Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  However, as there has been no instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, management determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time.

Accordingly, based on their evaluation of our disclosure controls and procedures as of June 30, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

(b)        Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is party to a lawsuit filed on May 6, 2010 in the United States District Court for the Northern District of Alabama, Middle Division as case number CV-10-PT-1183-M.

The Plaintiffs in the lawsuit are Cirrus Acquisition and Development Corporation, a Nevada corporation, and Cirrus Global Capital Management, Inc., a Nevada corporation, Cirrus Holdings, Inc., and Richard Woods.  The Plaintiffs filed suit against the following Defendants: Four Star Companies, Inc., a Florida corporation and its subsidiaries, including but not limited to Twelve Oaks Properties, Inc., Ridgefield Development, SBE, Inc., Four Star Realty, Four Star Investments, B&B Smith Construction, and Four Star Land Ventures; Dragon’s Lair Holdings, Inc., a Florida corporation; Four Star Holding Company, Inc. a Florida corporation; Bobby Smith, Jr. individually and in his capacity as officer, director and principal of Four Star Companies, Inc., Dragon’s Lair Holdings, Inc.; Fran Mize, individually and in her capacity as officer, director and principal of Four Star Companies, Inc., Dragon’s Lair Holdings, Inc., and Four Star Holdings, Inc.

The lawsuit alleges that the Plaintiffs are owed Four Star Holdings, Inc. common stock and cash in payment for financial brokerage services rendered.  The Company disputes the quality and effectiveness of such services and expects that the matter will be resolved in its favor.

During 2008, Four Star Realty, LLC was involved in one pending matter in the Circuit Court of St. Clair County, Alabama, styled Jennifer Englett, et al. vs. Four Star Realty, LLC, et al., CV 08-30.  According to the pleadings in the case, Jennifer Englett, (the “Plaintiffs”) have asserted claims arising from construction defects in their homes. The Company was the exclusive listing agent for the sale of the homes and as such has been named as a defendant in the lawsuit.  According to the Company’s counsel, based on the evidence and testimony to date, it appears the Plaintiffs will have a difficult time prevailing on any claims directed at the Company and anticipates moving for summary judgment against the Plaintiffs as soon as all depositions have been recorded.

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

21.1           List of Subsidiaries

32.1           Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.2           Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.2           Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

99.1           Financial Statements and Notes of Twelve Oak Properties, Inc.

(b)             Reports on Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR STAR HOLDINGS, INC.

Date:  August 18, 2010

/s/ Bobby R. Smith, Jr.
Bobby R. Smith, Jr.
Chief Executive Officer

FOUR STAR HOLDINGS, INC.
(the “Registrant”)
(Commission File No. 000-52202)
Exhibit Index
to Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2010

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
21.1	List of Subsidiaries		X
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
99.1	Financial Statements and Notes of Twelve Oak Properties, Inc.		X