Form 10-Q
period 2010-09-30
FOUR STAR HOLDINGS, INC.
filed 2010-11-15
CIK 1433605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52202

FOUR STAR HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	26-1427633
(State or other jurisdiction of incorporation Or organization)	(I.R.S. Employer Identification No.)

100 Four Star Lane
Odenville, Alabama 35120
(Address of Principal Executive Offices)

(205) 640-3726
 (Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒      No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                  Accelerated filer ☐
Non-accelerated filer   ☐                                                                                  Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  No  ☒

As of November 15, 2010, the Issuer had 22,234,228 shares of common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

FOUR STAR HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
Cash	$-	$137
Accounts receivable	49,001	-
Due from related parties	904,002	-
Inventories:		402
Real estate held for sale	5,520,816	-
Land held for development	11,154,586	-
PP&E, net of accumulated depreciation	894,359	345

License, net	-	660
Loan origination fees	23,446	-
Total Assets	$18,546,210	$1,544

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable & accrued expenses	$66,254	$7,000
Bank overdraft	8,230		-
Due to related parties	1,560,289		-
Notes payable	6,135,662	-
Twelve Oaks Improvement District deferred revenue	2,412,073
Deferred tax liability	2,226,239	-
Total Liabilities	12,408.747	7,000

SHAREHOLDERS' EQUITY:
Preferred stock (50,000,000 authorized;
par value $.001; none issued and outstanding)	-	-
Common stock (100,000,000 shares authorized;
no par value; 22,234,228 and 8,001,078 issued and outstanding, respectively)	6,929,720	88,587
Accumulated deficit	(792,257)	(94,043)
Total Shareholders' Equity (Deficit)	6,137,463	(5,456)
Total Liabilities and Shareholders' Equity	$18,546,210	$1,544

The accompanying notes are an integral part of these financial statements.

FOUR STAR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	Unaudited		Unaudited

Real estate commissions	$401,606	$-	$543,590	$-

Commissions paid	284,265	-	376,636	-

Gross Profit	117,341	-	166,954	-

Expenses:
Amortization	2,813	-	5,626	-
Depreciation	2,596	-	5,192	-
General and Administrative	263,617	6,812	335,820	38,774

Total expenses	269,026	6,812	346,638	38,774

Loss before other income (expense):	(151,685)	(6,812)	(179,684)	(38,774)

Other income (expense):
Other income	13,071	-	17,943	-
Interest expense	(329,869)	-	(415,902)	-
Gain on sale of asset	-	-	87	-
Shares issued for services	-	-	(111,658)	-
Total other income (expense), net	(316,798)	-	(509,530)	-

Net (loss) before Income Taxes	(468,483)	(6,812)	(689,214)	(38,774)

Provision for Income Taxes	-	-	-	-

Net loss	$(468,483)	$(6,812)	$(689,214)	$(38,774)

Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of common shares outstanding	19,071,307	8,001,078	19,071,307	8,001,078

The accompanying notes are an integral part of these financial statements.

FOUR STAR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended	For the nine months ended
	September 30,	September 30,
	2010	2009
	Unaudited
OPERATING ACTIVITIES:
Net loss	$(689,214)	$(38,774))
Adjustments to reconcile net income to net cash
used in operating activities:
Increase in amortization	5,826	180
Increase in depreciation	5,192	75
Stock issued for services	111,658	3,846
Gain on sale of asset	(87)	-
Changes in operating assets and operating liabilities:
Accounts receivable	(4,129)	-
Due from related parties	(218,534)	-
Bank overdraft	8,230	-
Accounts payable and accrued expenses	36,471	(5,601)
Due to related parties	94,681
Net cash used in operating activities:	(649,906))	(40,274))

FINANCING ACTIVITIES:
Cash proceeds from notes payable	400,000	-
Twelve Oaks Improvement District proceeds	249,022	-
Proceeds from sale of license	747	-
Net cash provided by financing activities	649,769	-

NET DECREASE IN CASH	(137))	(40,274)

CASH BEGINNING BALANCE	137	66,613

CASH ENDING BALANCE	$-	$26,339

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Taxes paid	$-	$-
Interest paid	$415,902	$-

The accompanying notes are an integral part of these financial statements.

  FOUR STAR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, and include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period December 31, 2009 and the year then ended were filed on February 5, 2010 with the Securities and Exchange Commission are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

NOTE 2 - DESCRIPTION OF BUSINESS

Description of Business

Dragon’s Lair Holdings, Inc., a Florida corporation, was incorporated on October 4, 2007, and was a provider of personal care products.  On December 14, 2009, Bobby R. Smith, Jr. and Frances Mize together consummated the purchase of 5,928,235 shares of common stock of Dragon’s Lair Holdings, Inc. from seven shareholders which constituted 74.1% of the issued and outstanding shares of common stock of Dragon’s Lair Holdings, Inc., for $325,000.  As a result of the transactions, (i) Bobby R. Smith, Jr. owns individually 43.7% of the issued and outstanding common stock of the Company and (ii) Frances Mize owns individually 30.4% of the issued and outstanding common stock of the Company.

On February 10, 2010, Dragon’s Lair Holdings, Inc. changed its name to Four Star Holdings, Inc., (hereinafter known as the “Company”).  The Company is a real estate acquisition and development entity.  Following is a chart showing the corporate structure:

FOUR STAR HOLDINGS, INC. a Florida corporation

RIDGEFIELD DEVELOPMENT CORPORATION An Alabama corporation (100% Owned Subsidiary)

FOUR STAR REALTY, LLC An Alabama limited liability company (100% Owned Subsidiary)

TWELVE OAKS PROPERTIES, INC. An Alabama limited liability company (100% Owned Subsidiary)

The Company’s principal executive office is located at 100 Four Star Lane, Odenville, AL  35120.  Its telephone number is (205)-640-3726, and the Company’s website is www.4StarHoldings.com.  The contents of the Company’s website are not incorporated herein.  The Company’s fiscal year ends on December 31st.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  As of September 30, 2010, the Company has no cash equivalents.

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

Share Based Payments

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25.  Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services.  Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107.” SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies.  SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods.  On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R).  Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after March 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2010.  As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events,” previously SFAS No. 165 “Subsequent Events.”)

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

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles – Goodwill and Other,” previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets.”)

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

Non-controlling Interests

(Included in ASC 810 “Consolidation,” previously SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51.”)

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

On December 14, 2009, Bobby R. Smith Jr. and Frances T. Mize purchased 74.1% of the issued and outstanding stock of Dragon’s Lair Holdings, Inc. from seven of its shareholders.

On February 10, 2010, the Company issued 2,075,000 shares of common stock for services rendered by a financial consultant to the Company.  The Company believes that the issuance of the shares was exempt from the registration and  requirements of the Securities Act of 1933 by virtue of Section 4(2).

On February 10, 2010, the Company issued an aggregate of 12,000,000 shares of common stock of the Company, of which 6,000,000 were issued to each of Frances Mize and Bobby R. Smith, Jr.  The Company believes that the issuance of the shares was exempt from the registration  requirements of the Securities Act of 1933 by virtue of Section 4(2).

On March 15, 2010, the Company issued 158,150 restricted shares for IT consulting services.  The Company believes that the issuance of the shares was exempt from the registration  requirements of the Securities Act of 1933 by virtue of Section 4(2).

On March 31, 2010, the Company acquired 100% of the outstanding common shares of Ridgefield Development Corporation, (“Ridgefield”) from Ridgefield’s former majority shareholders (“the Shareholders”).  Ridgefield is a real estate development company in Odenville, Alabama.   The business combination was a tax-free reorganization under Section 368(a) of the Internal Revenue Code.  Consideration paid by the Company included the issuance of 1,477,516 shares of Company common stock.

On March 31, 2010, the Company acquired 100% of the membership interests of Four Star Realty, LLC (“Realty”) in a stock-for-membership interest exchange.  The Company issued 9,026 shares for all interests held by the members of Realty.  The transaction was a tax-free reorganization under Section 368(b) of the Internal Revenue Code.  Realty is a licensed real estate brokerage located in Odenville, Alabama.

On June 30, 2010, the Company acquired 100% of the outstanding common shares of Twelve Oaks Properties, Inc., (“Twelve Oaks”) from Twelve Oaks’ former majority shareholders (“the Shareholders”).  Twelve Oaks is a real estate development company in Odenville, Alabama.  The business combination was a tax-free reorganization under Section 368(a) of the Internal Revenue Code.  Consideration paid by the Company included the issuance of 676,877 shares of Company common stock.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”).  At September 30, 2010, the Company had no amounts in excess of the FDIC insured limit.

NOTE 6 - PROPERTY PLANT & EQUIPMENT

Amounts and expected lives of property, plant & equipment are as follows

	Amounts	Expected useful lives

Real estate buildings	$847,403	39 years
Equipment	64,102	7 years
Land	50,000
Total land and depreciable PP&E	961,505
Less: Accumulated depreciation	(67,146)
Net land and depreciable PP&E	894,359

Total net PP&E	$894,359

NOTE 7- LAND HELD FOR DEVELOPEMENT AND REAL ESTATE HELD FOR SALE

Land acquisition costs are capitalized as “Land Held for Development.”  Project costs that are clearly associated with the development and construction of a real estate project are capitalized as a cost of that project.  Costs are allocated to individual projects by the specific identification method.  Interest costs are capitalized while development is in progress.  When a project is completed it is reclassified as “Real Estate Held for Sale” until it is sold.  Once a project is sold, the capitalized costs are reclassified as “Cost of Sales” to offset real estate sales in the Statement of Operations.

NOTE 8- RELATED PARTY TRANSACTIONS

Several of the Company’s officers and directors, or their affiliates, have from time to time extended loans to the Company or agreed to defer compensation payable to them in order to fund the Company’s operating expenses.

NOTE 9- NOTES PAYABLE

The Company, through Ridgefield, has a revolving line of credit with Union State Bank for $5,500,000.  The line of credit was renewed in August 2010.  Borrowings under the line of credit bear interest at a fixed rate of 8.25% per annum.  The outstanding balance on the line of credit was $5,435,945 at September 30, 2010.  The line of credit is personally guaranteed by the Bobby R.Smith Jr. and Fran Mize.

The Company, through Ridgefield, has a revolving line of credit with Covenant Bank for $300,000.  Borrowings under this line of credit bear interest at a fixed rate of 6.00% per annum.  This line of credit is renewable on July 30, 2011.  The outstanding balance on the line of credit was $299,717 at September 30, 2010.  The line of credit is personally guaranteed by the Bobby R. Smith Jr. and Fran Mize.

The Company, through Ridgefield, has a note payable with South City Bank for $400,000.  This note bears interest at fixed rate of 6.5% per annum.  The note is renewable on July 11, 2011.  The note is personally guaranteed by Bobby R. Smith Jr. and Fran Mize.

NOTE 10- TWELVE OAKS IMPROVEMENT DISTRICT DEFERRED REVENUE

Special Assessment Capital Improvement Revenue Bonds, Series 2008, (the “Series 2008 Bonds”), were issued by the District on May 1, 2008 in fully registered form, without coupons, initially in denominations of $100,000 under the constitution and laws of the State of Alabama, Title 11 of the Code of Alabama 1975. The Series 2008 Bonds, principal amount of $4,395,000, bearing 7.80% interest, are payable semi-annually commencing November 1, 2008 and mature May 1, 2038.

Qualified expenditures for District improvements are verified and approved by an engineering company. Once approved, the Company is reimbursed for said expenditures by the District in accordance with the limited offering memorandum dated July 31, 2008. As of September 30, 2010, the balance of these expenditures amounted to $2,412,073.

NOTE 11- SUBSEQUENT EVENTS

On November 4, 2010, the Company executed a $3,000,000 line of credit agreement with Maranatha Funding Corp (“Maranatha”). The line of credit bears an interest rate of 12% for a term of 2 years. As stated in the loan agreement, the Company is obligated to transfer 50,000 shares of unrestricted stock to Maranatha. The loan is fully guaranteed by Bobby R. Smith, Jr. and Fran Mize, the CEO and President of Four Star Holdings, Inc. respectively.

Item 2.     Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on February 17, 2010 with the SEC and are hereby referenced.

The statements in this report include forward-looking statements.  These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may,” “believes,” “anticipates,” “estimates,” “expects,” “continues,” “should,” “seeks,” “intends,” “plans,” and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers;  and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the gaming/entertainment industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other SEC reports and filings.  We believe it is important to communicate our expectations.  However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a holding company created to acquire companies that operate as real estate developers, brokers, and home builders.

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

Stock Compensation

We adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  We account for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.  We record the expense of such services to employees and non employees based on the estimated fair value of the equity instrument using the Black-Scholes pricing model.

Revenue Recognition

We recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition.”  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Outlook

The most important metric by which we judge our performance now and in the near term is sales growth.  Our current commitment to develop and build residential and commercial real estate communities is directly affected by current economic conditions.  We do not expect our operations to decline meaningfully in the near future.  Since investors are certain to be the primary, near term source of liquidity to support our development and marketing efforts, our liquidity will be driven by our ability to attract repeat investments from current shareholders and to find new ones.  This in turn may be materially impacted by the general investment climate.

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

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future.  Although our current chief executive, president, secretary and treasurer have currently foregone full salary payments, we anticipate retroactive and current compensation during 2011.  In addition, we believe in the 2011 fiscal year that the compensation packages required to attract the senior executives we require to execute our business plan will increase our total general and administrative expenses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Nine Months Ended September 30, 2010 Compared to September 30, 2009

Revenues.  Our revenues for the nine months ended September 30, 2010 were $543,590 compared to no revenues for the nine months ended September 30, 2009.  No revenue occurred during the nine months ended September 30, 2009 because there were no product sales.

Cost of Revenues.  Our cost of revenues for the nine months ended September 30, 2010 was $376,636 compared to no cost of revenues for the nine months ended September 30, 2009.  There was no cost of revenues for the nine months ended September 30, 2009 because there were no product sales.

Gross Profit/Loss. Our gross profit for the nine months ended September 30, 2010 was $166,954 compared to no profit or loss for the nine months ended September 30, 2009 due to no product sales.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2010 were $335,820 compared to $31,793 for the nine months ended September 30, 2009.  General and administrative expenses consisted primarily of professional service fees associated with our legal and accounting expenses.

Net Loss.  Net loss for the nine months ended September 30, 2010 was $689,214 as compared to $38,774 for the nine months ended September 30, 2009.  The net loss for the nine months ended September 30, 2010 was primarily related to increased general and administrative expenses in connection legal and accounting expenses along with interest expense totaling $415,902.

As of nine months ended September 30, 2010, our Shareholders’ Equity was $6,137,463.

Results for the Quarter Ended September 30, 2010 Compared to September 30, 2009
Revenues.  Our revenues for the three months ended September 30, 2010 were $401,606 compared to no revenues for the three months ended September 30, 2009.  Revenues were attributed real estate sales occurring during the three months ended September 30, 2010.

Cost of Revenues.  Our cost of revenues for the three months ended September 30, 2010 were $284,265 compared to no cost of revenues for the three months ended September 30, 2009.  Cost of revenues was attributed to real estate commissions paid to associate realtors.

Gross Profit/Loss.  Our gross profit for the three months ended September 30, 2010 was $117,341 compared to no gross profit or loss for the three months ended September 30, 2009.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2010 were $263,617 compared to $6,812 for the three months ended September 30, 2009.  General and administrative expenses consisted primarily of professional service fees associated with legal and accounting expenses.

Net Loss.  Net loss for the three months ended September 30, 2010 was $468,483 as compared to $6,812 for the three months ended September 30, 2009.  The net loss for the three months ended September 30, 2010 and September 30, 2009 was primarily related to increased general and administrative expenses in connection with legal and accounting fees coupled with interest expense.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

We plan to rely on the issuance of common stock and third party debt and/or equity funding to fund administrative expenses pending full implementation of our business model.

On November 4, 2010, we entered into a revolving line of credit for up to $3,000,000.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by management consisted of inadequate staffing and supervision within our bookkeeping and accounting operations.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  However, as there has been no instance in which we failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, management determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time.

Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

On May 6, 2010, Cirrus Acquisition and Development Corporation, a Nevada corporation;  Cirrus Global Capital Management, Inc., a Nevada corporation; Cirrus Holdings, Inc.; and Richard Woods (collectively, “Plaintiffs”) filed a Complaint in the United States District Court for the Northern District of Alabama, Middle Division as case number CV-10-PT-1183-M, against Four Star Companies, Inc.; a Florida corporation and its subsidiaries, including but not limited to Twelve Oaks Properties, Inc., Ridgefield Development; SBE, Inc.; Four Star Realty; Four Star Investments; B&B Smith Construction; and Four Star Land Ventures; Dragon’s Lair Holdings, Inc., a Florida corporation; Four Star Holding Company, Inc. a Florida corporation; Bobby R. Smith, Jr. individually and in his capacity as officer, director and principal of Four Star Companies, Inc.; Dragon’s Lair Holdings, Inc.; Fran Mize, individually and in her capacity as officer, director and principal of Four Star Companies, Inc.;  and Four Star Holdings, Inc. (collectively, “Defendants”).  The Complaint alleges that the Plaintiffs are owed Four Star Holdings, Inc. common stock and cash in payment for services rendered in the amount of $10,000,000.

During 2008, Four Star Realty, LLC became involved in one pending matter in the Circuit Court of St. Clair County, Alabama, styled Jennifer Englett, et al. (collectively, “Homeowners”) vs. Four Star Realty, LLC, et al., CV 08-30.  According to the pleadings in the case, Homeowners have asserted claims arising from construction defects in their homes.  Four Star Realty was the exclusive listing agent for the sale of the homes and as such has been named as a defendant in the lawsuit.  We believe, based on the evidence and testimony to date, the Homeowners will have a difficult time prevailing on any claims directed at Four Star Realty and we anticipate moving for summary judgment against the Homeowners as soon as all depositions have been recorded.

Item 1A.      Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

On November 10, 2010, we issued 50,000 shares of our common stock to a funding corporation as part of the consideration for a revolving line of credit.  This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.          Defaults upon Senior Securities.

None.

Item 4.          Submission of Matters to a Vote of Security Holders.

None.

Item 5.           Other Information.

None.

Item 6.         Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 15, 2010
FOUR STAR HOLDINGS, INC.

By: /s/   Bobby R. Smith
              Bobby R. Smith
Its:        Chief Executive Officer
             (Principal Executive Officer)

By: /s/   Alvin A. Rhoney
              Alvin A. Rhoney
Its:        Chief Financial Officer
              (Principal Financial Officer and Principal Accounting Officer)

FOUR STAR HOLDINGS, INC.
(the “Registrant”)
(Commission File No. 000-52202)
Exhibit Index
to Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2010

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith

10.1	Revolving Line of Credit with Maranatha Funding Corp., dated November 4, 2010.		X

21.1	List of Subsidiaries		X

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X